Form 10-Q
period 2025-03-31
INDIVIOR PLC
filed 2025-05-01
CIK 1625297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2025, the number of outstanding ordinary shares was 124,769,533.

Important cautionary note regarding forward-looking statements
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our performance or other events or developments in the future constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, express and implied statements pertaining to the Company’s financial guidance including revenue, gross margin and operating margin for 2025 and its medium- and long-term growth outlook; capital expenditures; and statements containing the words "believe", "anticipate", "plan", "expect", "intend", "estimate", "forecast," "strategy", "target", "guidance", "outlook", "potential", "project", "priority," "may", "will", "should", "would", "could", "can", "outlook," the negatives thereof, and variations thereon and similar expressions. By their nature, forward-looking statements involve risks and uncertainties as they relate to events or circumstances that may or may not occur in the future.
Actual results may differ materially from those expressed or implied in such statements because they relate to future events. For information about some of the risks and important factors that could affect our future results and financial condition, see the discussion of “Risk Factors” in our Annual Report on Form 10-K filed March 3, 2025, Part II Item 1A herein, and our other filings with the U.S. Securities and Exchange Commission.
We have based the forward-looking statements in this report on our current expectations and beliefs concerning future events. Forward-looking statements contained in this report speak only as of the day they are made and, except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether due to new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Indivior PLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenue	$266	$284
Cost of sales	44	38
Gross profit	221	246
Operating expenses:
Selling, general and administrative	132	143
Research and development	22	28
Litigation settlement	1	—
Total operating expenses	156	171
Operating income	66	75
Other income and expenses:
Interest income	4	7
Interest expense	(12)	(9)
Income before income taxes	59	73
Income tax expense	(11)	(11)
Net income	$47	$61

Earnings per share
Basic	$0.38	$0.45
Diluted	$0.38	$0.45
Shares used in computing earnings per share
Basic	124	136
Diluted	125	137

	Three Months Ended March 31,
	2025	2024
Net income	$47	$61
Other comprehensive income (loss), net of tax
Foreign currency translation	1	(3)
Other comprehensive income (loss)	1	(3)
Total comprehensive income	$49	$59
See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Condensed Consolidated Balance Sheets
(Amounts in millions, except per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$372	$319
Short-term investments	1	1
Accounts receivable, net of allowances of $2 (2025) and $3 (2024)	243	254
Inventories	163	167
Prepaid expenses	56	31
Current tax receivable	29	33
Other current assets	20	21
Total current assets	883	827
Long-term investments	27	27
Property, plant and equipment, net	104	100
Operating lease right of use assets, net	37	39
Goodwill and other intangible assets, net	7	6
Deferred tax assets	279	277
Other non-current assets	39	39
Total assets	$1,375	$1,316
Liabilities and shareholders' deficit
Current liabilities
Accrued rebates and product returns	$675	$562
Accounts payable and accrued expenses	183	216
Accrued litigation settlement expenses, current	105	99
Current portion of long-term debt	18	18
Operating lease liabilities, current	11	10
Income taxes payable	12	7
Other current liabilities	3	11
Total current liabilities	1,005	924
Long-term debt, less current portion	311	315
Accrued litigation settlement expenses, non-current	297	365
Operating lease liabilities, non-current	30	32
Other non-current liabilities	17	18
Total liabilities	1,660	1,652
Commitments and contingencies (Note 12)
Shareholders' deficit
Common stock, par value $0.50 per share Issued shares: 125 (2025) and 125 (2024)	62	62
Additional paid-in capital	93	90
Share repurchase commitment	—	(10)
Accumulated other comprehensive loss	(35)	(36)
Accumulated deficit	(406)	(443)
Total shareholders' deficit	(285)	(337)
Total liabilities and shareholders' deficit	$1,375	$1,316
See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Condensed Consolidated Statements of Stockholders’ Deficit
(Amounts in millions, except per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Share repurchase commitment	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity (deficit)
Balance, January 1, 2024	137	68	88	(23)	(30)	(288)	(184)
Net income	—	—	—	—	—	61	61
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Common stock issued	1	1	1	—	—	—	2
Common stock repurchased and canceled	(2)	(1)		—	—	(35)	(36)
Share-based compensation	—	—	6	—	—	—	6
Share repurchase liability movement, net	—	—	—	14	—	—	14
Settlement of tax on equity awards	—	—	(20)	—	—	—	(20)
Other	—	—	(1)	—	—	—	(1)
Balance, March 31, 2024	136	68	74	(9)	(32)	(262)	(161)

	Common Stock
	Shares	Amount	Additional paid-in capital	Share repurchase commitment	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity (deficit)
Balance, January 1, 2025	125	62	90	(10)	(36)	(443)	(337)
Net income	—	—	—	—	—	47	47
Other comprehensive income	—	—	—	—	1	—	1
Common stock issued	1	—	—	—	—	—	1
Common stock repurchased and canceled	(1)	—	—	—	—	(10)	(11)
Share-based compensation	—	—	6	—	—	—	6
Share repurchase liability movement, net	—	—	—	10	—	—	10
Settlement of tax on equity awards	—	—	(3)	—	—	—	(3)
Balance, March 31, 2025	125	62	93	—	(35)	(406)	(285)
See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$47	$61
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5	5
Share-based compensation expense	6	6
Impairment of tangible and intangible assets	—	1
Deferred income taxes	(2)	3
Impact from foreign exchange movements	(1)	(1)
Other adjustments, net	1	1
Change in operating assets and liabilities:
Accounts receivable	11	4
Inventories	5	(27)
Other current and non-current assets	(18)	396
Accrued legal and settlement expenses	(62)	(486)
Other current and non-current liabilities	81	—
Net cash provided by (used in) operating activities	75	(37)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(2)
Purchases of in-process research and development and intangible assets	—	(1)
Purchases of investments in debt securities	(5)	(4)
Sales and maturities of debt securities	6	31
Net cash (used in) provided by investing activities	(5)	25
Cash flows from financing activities:
Proceeds from the issuance of common stock	1	2
Cash paid for repurchases of common stock	(11)	(36)
Repayments of debt	(4)	(1)
Other	—	(1)
Settlement of tax on equity awards	(3)	(20)
Net cash used in financing activities	(17)	(56)
Net increase (decrease) in cash and cash equivalents	53	(68)
Cash and cash equivalents at beginning of period	319	316
Cash and cash equivalents at end of period	$372	$248

See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)

1. Business Overview, Basis of Presentation, and Recently Issued Accounting Standards
Business Overview
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
Basis of Consolidation
The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Indivior PLC and its subsidiaries and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.
The accounting policies of the Company are consistent with those disclosed in "Item 1. Financial Statements - Note 2 Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2024.
Columns and rows within tables may not add due to rounding. Percentages and per share data have been calculated using actual, non-rounded figures.
Use of Estimates and Judgments
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Significant estimates are used in determining items such as accruals for returns, incentives and rebates, certain accrued expenses, acquisitions, and ongoing litigation. Actual results may differ from those estimates.
Recently Issued Accounting Standards
There were no material new accounting standards issued or adopted in the first quarter of 2025.
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

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
2. Segment, Geographic and Other Revenue Information
The Company operates in a single operating and reportable segment for all periods presented and the CEO has been identified as the chief operating decision maker (“CODM”). The CODM uses income from operations to measure the profitability of the segment. These amounts are reported on the Condensed Consolidated Statements of Operations. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets.
The financial data provided to the CODM is as follows:

	Three Months Ended March 31,
	2025	2024
US:
SUBLOCADE	$163	$168
Sublingual & other	54	63
PERSERIS[1]	4	11
Total U.S.	222	241
Rest of World	44	42
Net revenue	266	284
Cost of sales	44	38
Gross profit	221	246

Operating expenses:
Selling and marketing	67	67
Administrative and general	65	77
Total selling, general and administrative	132	143
Research and development	22	28
Litigation settlement	1	—
Total operating expenses	156	171
Operating income	66	75

Other income and expenses:
Interest income	4	7
Interest expense	(12)	(9)
Income before income taxes	59	73

Income tax expense	(11)	(11)

Net income	$47	$61

*Total SUBLOCADE net revenue	$176	179
1Marketing and promotion activities for PERSERIS were discontinued in July 2024.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
3. Income Tax
Indivior is a global biopharmaceutical company, subject to taxation in several different jurisdictions. The Company's tax provision for each period presented was calculated using a forecasted annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods were as follows:

	Three Months Ended March 31,
	2025	2024
Total income before income taxes	$59	$73
Total income tax expense	$11	$11
Total effective tax rate	19%	16%
Our income tax rate for the three months ended March 31, 2025 differs from the U.K. Federal statutory rate of 25%, due primarily to U.K. innovation deductions and intragroup financing transactions, partially offset by a U.K. global minimum top-up tax and share based compensation shortfall tax expense.
Our income tax rate for the three months ended March 31, 2024 differs from the U.K. Federal statutory rate of 25%, due primarily to share based compensation excess tax benefits, intragroup financing transactions, and U.K. innovation deductions.
During the three months ended March 31, 2025, there have been no material changes to the Company's unrecognized tax benefit when compared to the year ended December 31, 2024.
The Company is no longer subject to U.K. examinations by tax authorities for fiscal years before 2019 and U.S. federal income tax examinations by tax authorities for fiscal years before 2021. There are ongoing U.K. and U.S. state and local audits covering 2018-2022. An estimate of reasonably possible additional tax liabilities and interest that could arise on resolution of these examinations, including the impact from later periods, is in the range of nil to $65 million.

4. Inventories
Inventories are comprised of:

	March 31, 2025	December 31, 2024
Raw materials and consumables	$33	$33
Work in progress	39	51
Finished goods	104	94
Total Inventories, net	$175	$178
Inventory expected to be sold more than one year from the balance sheet date is classified as noncurrent inventory and recorded in other noncurrent assets on the condensed consolidated balance sheets. At March 31, 2025 and December 31, 2024, the noncurrent portion of inventory was $12 million and $10 million, respectively and consisted primarily of raw materials and consumables (see Note 13. Revision of Previously Issued Financial Statements).

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
5. Property, Plant and Equipment, Net
A summary of property, plant and equipment is as follows:

	March 31, 2025	December 31, 2024
Land and buildings	$77	$76
Plant and equipment	78	76
Construction in progress	42	38
Gross property, plant and equipment	197	190
Less: Accumulated depreciation	(92)	(90)
Total property, plant and equipment, net	$104	$100
The Company capitalizes interest expense, if material, as part of the cost of construction of property, plant and equipment. Interest expense capitalized was $1 million in the three months ended March 31, 2025 and 2024.
Capital expenditures of $2 million and $1 million were included in accounts payable and accrued expenses at March 31, 2025 and March 31, 2024, respectively.

6. Accounts Payable and Accrued Expenses

	March 31, 2025	December 31, 2024
Accounts payable	$46	$63
Accrued employee-related obligations	45	60
Accrued indirect tax and government fees	23	23
Accrued other expenses	69	71
Total accounts payable and accrued expenses	$183	$216

Accrued other expenses includes various unbilled costs covering marketing, research and development, legal, consulting and other.

7. Accrued Litigation Settlement Expenses

	March 31, 2025			December 31, 2024
	Current	Non current	Total	Current	Non current	Total
Accrued litigation settlement expenses
DOJ-related	$50	$246	$297	$52	$296	$348
Antitrust claims	19	—	19	24	—	24
Opioid litigation	27	51	78	15	61	76
Other	8	—	8	8	8	16
Total accrued litigation settlement expenses	$105	$297	$402	$99	$365	$464

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
DOJ-related
In July 2020, the Company settled criminal and civil liability with the U.S. Department of Justice (DOJ), the U.S. Federal Trade Commission (FTC), and U.S. state attorneys general. A scheduled payment of $52 million was made during the three months ended March 31, 2025 with respect to this matter.
Opioid litigation
The accrual of $78 million at March 31, 2025 reflects the present value of the agreed amount in a preliminary settlement covering certain opioid litigation (including cases in the Opioid MDL). The provision is measured using a risk-free rate.
Antitrust claims
An installment of $5 million was paid in the three months ended March 31, 2025 in relation to the last remaining antitrust litigation and the remaining accrual of $19 million at March 31, 2025 reflects the NPV at the risk-free rate of the amounts to be paid in 2025. This final settlement resolves all of the Company’s remaining legacy antitrust litigation.
See Note 12. Commitments and Contingencies for additional information on legal matters.

8. Debt
The Company has a note purchase agreement with an original principal amount of $350 million and a committed revolving credit facility of $50 million, both of which mature in November 2030. None of the $50 million revolving credit facility has been utilized.
The outstanding balance of the note purchase agreement of $346 million and $350 million as of March 31, 2025 and December 31, 2024, respectively, is secured by substantially all of the assets of subsidiaries of the Company, primarily in the form of guarantees issued by respective subsidiaries. Interest expense was $9 million and $7 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
The Company was in compliance with all debt covenants at March 31, 2025.

9. Financial Instruments and Fair Value Measurements
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
The following three levels of inputs are used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.
The Company’s only financial instruments which are measured at fair value on a recurring basis are equity securities. The fair value of the equity securities is based on quoted market prices (Level 1 inputs)

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
on the measurement date. The fair value of equity securities at both March 31, 2025 and December 31, 2024 is $1 million.
The fair value of debt at March 31, 2025 and December 31, 2024 is in line with the carrying value as the debt was recently issued, the Company's credit profile has not substantially changed, and the interest rate is a floating market-based rate. The fair value of debt is based on unobservable inputs and would be classified as Level 3 in the hierarchy above.
The fair value of the Company’s corporate debt securities was $27 million and $27 million at March 31, 2025 and December 31, 2024, respectively. The fair value of the corporate debt securities held at amortized cost was calculated based on quoted market prices which would be classified as Level 1 in the fair value hierarchy above. At March 31, 2025, the Company's debt securities were held by a separate cell of an insurance company as part of an agreement to fund insurance coverage. These debt securities are classified as long-term investments on the condensed consolidated balance sheets as access to the investments is subject to contractual restrictions, regardless of the underlying investment maturity.

10. Earnings Per Share
The following table summarizes the calculation of basic and diluted loss per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net income	$47	$61

Basic weighted-average shares outstanding	124	136
Effect of potentially dilutive securities:
Restricted stock awards[1]	1	2
Diluted weighted-average shares outstanding	125	137

Basic earnings per share	0.38	0.45
Diluted earnings per share	0.38	0.45
1The potential shares excluded from the diluted earnings per share computation because of the antidilutive impact were nil in three months ended March 31, 2025 and March 31, 2024.
The weighted average number of shares is adjusted for the number of shares granted to the extent market conditions have been met at the balance sheet date and determined using the treasury stock method.
Conditional awards of 3 million and 2 million shares were granted under the Company’s Long-Term Incentive Plan in the three months ended March 31, 2025 and 2024, respectively.

11. Share-Based Payments
The Company operates three equity-settled executive and employee share plans. For share-based payment awards, the fair value at the grant date is calculated using appropriate pricing models. The programs and related accounting are described in "Item 8. Financial Statements—Note 15. Share-Based Payments” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Compensation expense related to share-based payments	$6	$6
Income tax (expense) benefit for share-based payments	(1)	3
Indivior Long-Term Incentive Plan (LTIP)
A summary of the service-based restricted share awards and performance-based share awards activity under the LTIP for the three months ended March 31, 2025 is presented below (values in thousands):

	Outstanding Service-Based Restricted Share Awards	Outstanding Performance-Based Share Awards
Shares at December 31, 2024	1,036	4,717
Granted	1,773	1,582
Issued	(193)	(286)
Canceled/forfeited/adjusted	(176)	(1,555)
Shares at March 31, 2025	2,440	4,459
The weighted average fair value per share of the service-based restricted share awards granted was $9.70 for the three months ended March 31, 2025, based on the fair market value at the date of grant. The total fair value of restricted share awards issued was $3 million for the three months ended March 31, 2025.
The weighted average fair value per share of the performance-based share awards granted per share was $8.67 for the three months ended March 31, 2025, calculated using the weighted average fair market value for each of the component goals at the date of grant. The total fair value of performance-based share awards issued was nil for the three months ended March 31, 2025.
Total compensation cost for unvested awards not yet recognized at March 31, 2025 was approximately $21 million and $25 million for service-based restricted share awards and performance-based restricted awards, respectively. We recognize compensation cost over the expected remaining weighted-average period of 2.6 years and 2.0 years for service-based restricted share awards and performance-based share awards, respectively.
Share Options
The Company did not grant any share options in the three months ended March 31, 2025. No share options were exercised in three months ended March 31, 2025.

12. Commitments and Contingencies
Legal Proceedings and Contingencies
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

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
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
Pursuant to mediation, the Company, the Plaintiffs' Executive Committee (PEC) in the Opioid MDL, Tribal Leadership Committee (TLC), and an executive committee of state attorneys general reached agreement on the amount of a potential settlement. The Company has recorded a related provision of $78 million, reflecting the NPV of the agreed amount (See Note 7. Accrued Litigation Settlement Expenses). The Company, PEC, and executive committee of state attorneys general have reached agreement on material settlement terms, with details concerning the timing and structure of payments and product distribution to be agreed upon. The Company and the TLC are in the process of negotiating remaining material settlement terms. These settlements would not resolve private plaintiff cases against the Company (whether in the MDL or proceeding separately).
With respect to cases outside the MDL that were not filed by cities or counties:
Indivior Inc. was named as a defendant in San Miguel Hospital Corp. d/b/a Alta Vista Regional Medical Center v. Johnson & Johnson, et al., No. 1:23-cv-00903 (D.N.M.) on March 18, 2024. On March 4, 2025, the court dismissed the complaint.
On October 28, 2024, Indivior Inc. was named as one of numerous defendants in five individual complaints involving claims related to NAS and filed in West Virginia state court, that were transferred to West Virginia's Mass Litigation Panel. See In re Opioid Litigation, No. 22-C-9000 NAS (W.V. Kanawha Cnty. Cir. Ct.) ("WV MLP Action"). The plaintiffs filed a notice of appeal in the West Virginia Supreme Court as to all defendants, including Indivior, on February 27, 2025. The West Virginia Supreme Court has set a briefing schedule under which briefing on the appeal will close on August 4, 2025.
Additionally, on May 23, 2024, the Consumer Protection Division of the Office of the Attorney General of Maryland served on Indivior Inc. an administrative subpoena related generally to opioid products marketed and sold in Maryland. Indivior Inc.'s response to the subpoena remains ongoing.
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

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
Dental MDL Plaintiffs: 1,611 cases naming 3,572 plaintiffs have been consolidated in multi-district litigation in the Northern District of Ohio. See In Re Suboxone (Buprenorphine/Naloxone) Film Products Liability Litigation, MDL No. 3092 (N.D. Oh.) (the "Dental MDL").
Dental MDL Schedule A Plaintiffs: On April 14, 2025, the plaintiffs filed an amended Schedule A that reduced the number of Schedule A claimants to 8,575.
State Court Plaintiffs: One complaint has been filed in New Jersey state court, and the parties have agreed to toll the claims of more than 850 other individuals in Delaware, New Jersey, and Virginia. Complaints have not yet been filed on behalf of the tolled individuals.
The Company has begun its evaluation of the claims, believes it has meritorious defenses, and intends to vigorously defend itself. Given the status and preliminary stage of litigation, no estimate of possible loss can be made at this time.
U.K. Shareholder Claims
On September 21, 2022, certain shareholders issued representative and multiparty claims against Indivior PLC in the High Court of Justice for the Business and Property Courts of England and Wales, King’s Bench Division. The claims made in both the representative and multiparty actions generally allege that Indivior PLC violated the U.K. Financial Services and Markets Act 2000 (“FSMA 2000”) by making false or misleading statements or material omissions in public disclosures, including the 2014 Demerger Prospectus, regarding an alleged product-hopping scheme regarding the switch from SUBOXONE Tablets to SUBOXONE Film. On January 23, 2025, the appellate court affirmed the dismissal, and on February 19, 2025 the claimants applied for permission to appeal to the Supreme Court on February 19, 2025. The Company opposed, and the court refused the application on February 27, 2025. The claimants have applied directly to the U.K. Supreme Court to further appeal.
The Company has begun its evaluation of the remaining claims, believes it has meritorious defenses, and intends to vigorously defend itself. Given the status and preliminary stage of the litigation, no estimate of possible loss can be made at this time.
U.S. Shareholder Claims
A class action lawsuit was filed against Indivior PLC, Mark Crossley (the CEO of the Company), and Ryan Preblick (the CFO of the Company) on August 2, 2024, alleging violations of certain U.S. federal securities laws, and the lead plaintiff filed an amended complaint on December 5, 2024 which also named Richard Simkin (the CCO of the Company) as a defendant. The defendants moved to dismiss. On April 22, 2025, the court heard oral argument and granted the motion to dismiss. The court indicated that a formal opinion will follow, and the plaintiffs will have 30 days from the date of the opinion to amend their complaint.
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

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
13. Revision of Previously Issued Financial Statements
During the first quarter of 2025, the Company identified an error in the methodology used to accrue for Indivior's share of the annual U.S. fee imposed on drug manufacturers (the "Branded Fee"). This resulted in an overstatement of the Branded Fee accrual for the periods presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
The overstatement of the Branded Fee accrual did not materially impact the Company's previously issued financial statements for any of the prior quarters or the annual periods in which they occurred. However, in accordance with Staff Accounting Bulletin No. 108 of the Securities and Exchange Commission, the Company concluded that correcting the cumulative misstatement in the current period would be material to its results of operations for the quarter ended March 31, 2025. Accordingly, the Company has revised, or will revise in future filings as applicable, its previously issued Consolidated Financial Statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 to correct this accrual overstatement. Additionally, the Company has revised, or will revise in future filings as applicable, its quarterly financial data for the three months ended March 31, June 30, September 30, and December 31, 2024. A summary of the corrections to the impacted financial statement line items is presented below. An adjustment to reclassify a portion of inventories as other noncurrent assets as of December 31, 2024 and 2023 has also been reflected below.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
Consolidated Balance Sheets

	As reported	Adjustment	Revised
	December 31, 2024
Inventories	$178	$(10)	$167
Current tax receivable	34	(1)	33
Total current assets	839	(12)	827
Deferred tax assets	280	(3)	277
Other noncurrent assets	29	10	39
Total assets	$1,319	$(4)	$1,316

Accounts payable and accrued expenses	$232	$(16)	$216
Total current liabilities	939	(16)	924
Total liabilities	1,668	(16)	1,652
Accumulated deficit	(454)	12	(443)
Total shareholders' deficit	(348)	12	(337)
Total liabilities and shareholders' deficit	$1,319	$(4)	$1,316

	December 31, 2023
Inventories	$135	$(9)	$126
Total current assets	1,266	(9)	1,257
Deferred tax assets	288	(2)	286
Other noncurrent assets	28	9	36
Total assets	$1,760	$(2)	$1,758

Accounts payable and accrued expenses	$204	$(10)	$195
Total current liabilities	1,290	(10)	1,281
Total liabilities	1,951	(9)	1,942
Accumulated deficit	(295)	7	(288)
Total shareholders' deficit	(191)	7	(184)
Total liabilities and shareholders' deficit	$1,760	$(2)	$1,758

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
Consolidated Statements of Operations

	As reported	Adjustment	Revised
	Year ended December 31, 2024
Selling, general and administrative expenses	$618	$(6)	$612
Total operating expenses, net	925	(6)	919
Operating income	32	6	38
Income before income taxes	14	6	20
Income tax expense	(11)	(2)	(13)
Net income	$2	$5	$7

Earnings per Share
Basic	$0.02	$0.03	$0.05
Diluted	$0.02	$0.03	$0.05

	Year ended December 31, 2023
Selling, general and administrative expenses	$569	$(4)	$565
Total operating expenses, net	1,076	(4)	1,072
Operating loss	(156)	4	(152)
Loss before income taxes	(149)	4	(145)
Income tax benefit	20	(1)	19
Net loss	$(129)	$3	$(126)

Loss per Share
Basic	$(0.94)	$0.02	$(0.92)
Diluted	$(0.94)	$0.02	$(0.92)

	Year ended December 31, 2022
Selling, general and administrative expenses	$469	$(4)	$466
Total operating expenses, net	831	(4)	827
Operating loss	(81)	4	(77)
Loss before income taxes	(89)	4	(86)
Income tax benefit	44	(1)	43
Net loss	$(44)	$3	$(42)

Loss per Share
Basic	$(0.32)	$0.02	$(0.30)
Diluted	$(0.32)	$0.02	$(0.30)
The consolidated statements of comprehensive income (loss) and the consolidated statements of shareholders' deficit were also revised to reflect the net income (loss) noted above for the years ended December 31, 2024, 2023 and 2022.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)

Consolidated Statements of Cash Flows

	As reported	Adjustment	Revised
	December 31, 2024
Net income	$2	$5	$7
Deferred income taxes	6	1	7
Change in operating assets and liabilities:
Inventories	(45)	2	(43)
Other current and noncurrent assets	378	(1)	377
Other current and noncurrent liabilities	14	(6)	8
Net cash provided by operating activities	$36	$—	$36

	December 31, 2023
Net loss	$(129)	$3	$(126)
Deferred income taxes	(65)	1	(64)
Change in operating assets and liabilities:
Inventories	(15)	9	(6)
Other current and noncurrent assets	(410)	(9)	(418)
Other current and noncurrent liabilities	114	(4)	110
Net cash used in operating activities	$(300)	$—	$(300)

	December 31, 2022
Net loss	$(44)	$3	$(42)
Deferred income taxes	(105)	1	(104)
Change in operating assets and liabilities:
Other current and noncurrent liabilities	(97)	(4)	(100)
Net cash used in operating activities	$(4)	$—	$(4)

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
Revisions to unaudited selected quarterly financial data presented in our Annual Report on Form 10-K for the year ended December 31, 2024 are summarized as follows:

	As reported	Adjustment	Revised
	Three months ended March 31, 2024
Selling, general and administrative expenses	$145	$(2)	$143
Total operating expenses, net	172	(2)	171
Operating income	73	2	75
Income before income taxes	71	2	73
Income tax expense	(11)	—	(11)
Net income	$60	$1	$61

	Three months ended June 30, 2024
Selling, general and administrative expenses	$153	$(2)	$152
Total operating expenses, net	340	(2)	338
Operating loss	(119)	2	(118)
Loss before income taxes	(122)	2	(121)
Income tax benefit	24	—	23
Net loss	$(98)	$1	$(97)

	Three months ended September 30, 2024
Selling, general and administrative expenses	$144	$(2)	$142
Total operating expenses, net	207	(2)	206
Operating income	34	2	35
Income before income taxes	28	2	30
Income tax expense	(8)	—	(8)
Net income	$21	$1	$22

	Three months ended December 31, 2024
Selling, general and administrative expenses	$177	$(2)	$175
Total operating expenses, net	206	(2)	205
Operating income	44	2	46
Income before income taxes	36	2	38
Income tax expense	(16)	—	(17)
Net income	$20	$1	$21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q and with our audited consolidated financial statements, including the accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024. As discussed in Note 13. Revision of Previously Issued Financial Statements, the Company revised its previously issued financial statements to correct an accrual overstatement that did not have a material impact for any of the prior quarters or the annual periods in which they occurred. Amounts included in the discussion below for the three months ended March 31, 2024 reflect the revisions.
Indivior is a global pharmaceutical company working to help change patients’ lives by pioneering life-transforming treatment for addiction, including SUBLOCADE (buprenorphine extended-release) injection for subcutaneous use, a long-acting injectable for opioid use disorder and OPVEE (Nalmefene) nasal spray for opioid overdose recovery.

Operating Results
Overview
For the periods presented, the Company operated as one business segment, which is predominantly the development, manufacture and sale of buprenorphine-based prescription drugs for the treatment of opioid dependence and related disorders, and nalmefene nasal spray for emergency opioid overdose reversal. Substantially all our net revenue was derived from sales of SUBLOCADE and other buprenorphine-based sublingual products (including SUBOXONE Film and SUBOXONE Tablet). SUBLOCADE accounted for 66% and 63% of our net revenue for the three months ended March 31, 2025, and 2024, respectively. Other buprenorphine-based sublingual products accounted for 32% and 33% of our net revenue for the three months ended March 31, 2025, and 2024, respectively. In the U.S., SUBOXONE Film had an oral buprenorphine medically assisted treatment (BMAT) average share of 14.8% and 17.5% in the three months ended March 31, 2025, and 2024, respectively, according to data from IQVIA.
Recent Developments
SUBLOCADE Label Update
On February 24, 2025, the FDA approved label changes for SUBLOCADE, including a rapid initiation protocol and alternative injection sites, marking a significant advancement in the treatment of moderate to severe opioid use disorder (OUD). Key SUBLOCADE label changes include:
•Rapid initiation Protocol: Healthcare providers can now initiate treatment with SUBLOCADE after a single dose of transmucosal buprenorphine and a one-hour observation period to confirm tolerability. In addition, the second injection of SUBLOCADE may be administered as early as one week after the first injection.
•Alternative Injection Sites: SUBLOCADE can now be administered subcutaneously in the abdomen, thigh, buttock, or back of the upper arm, offering patients and healthcare providers increased flexibility in treatment administration.

Results of operations
Net revenue
Net revenue for the three months ended March 31, 2025 and 2024 was driven by sales of SUBLOCADE and other buprenorphine-based sublingual products (including SUBOXONE Film and SUBOXONE Tablet).

	Three Months Ended March 31,
(in millions)	2025	2024	% Change
U.S.:
SUBLOCADE*	163	168	(3)%
Film/other	54	63	(14)%
PERSERIS	4	11	(59)%
Total U.S.	222	241	(8)%
Rest of the World:	44	42	3%
Net revenue	$266	$284	(6)%

*Total SUBLOCADE net revenue (U.S. and Rest of World)	$176	$179	(2)%
Total net revenue decreased by $18 million, or 6%, to $266 million in the three months ended March 31, 2025 from $284 million in the prior year period and U.S. net revenue decreased by 8% to $222 million as compared to $241 million. The decrease was primarily driven by increased competitive activity resulting in lower pricing and market share in the U.S. for SUBOXONE Film, as well as the July 2024 discontinuation of marketing and promotion for PERSERIS.
U.S. net revenue. Sales in the U.S. are the largest contributor to our net revenue. Sales rebates, discounts and returns and other offsets to gross revenues are reflected in net revenue. The decrease in U.S. net revenue was primarily driven by a decline in SUBOXONE Film revenue driven by intensified generic competition, which resulted in lower oral BMAT market share and lower pricing, which we expect to continue. Lower U.S. net revenue from SUBLOCADE, which decreased by $4 million, or 3%, from the three months ended March 31, 2024, reflected volume growth in the organized health system (OHS) channel that was more than offset by an expected volume decline from the justice system channel and unfavorable pricing and channel mix, which we expect to continue into the second half of 2025. In the three months ended March 31, 2025, total net revenue from PERSERIS declined to $4 million, reflecting the discontinuation of marketing and promotion of this product in the second half of 2024.
Rest of the World net revenue. In the three months ended March 31, 2025, net revenue attributable to Rest of the World increased by 3% to $44 million as compared to $42 million in the three months ended March 31, 2024, as positive contributions from newer products (SUBLOCADE / SUBUTEX® Prolonged Release and SUBOXONE Film) were partially offset by ongoing generic erosion of the legacy tablet business. In the three months ended March 31, 2025 and 2024, SUBLOCADE / SUBUTEX Prolonged Release net revenue in Rest of World was $13 million and $12 million, respectively. We expect incremental growth from new products to continue to at least offset the decline in the legacy tablet business in 2025.
Estimates, assumptions and judgements applied to determine the provision for rebates, discounts and returns are set out in "Item 8. Financial Statements—Note 2. Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table provides a summary of activities with respect to accrued rebates and product returns and prompt pay discounts for the three months ended March 31, 2025:

Accrued rebates and product returns and prompt pay discounts (in millions)	March 31, 2025	March 31, 2024
Opening balance at January 1	$565	$535
Provision related to sales made in:
Current period	364	354
Prior period	(19)	(7)
Payments and credits	(232)	(322)
Closing balance at end of period	$678	$560
Accrued rebates and product returns include chargebacks as these are paid by Indivior. Prompt pay discounts are recorded as offsets to accounts receivable as of March 31, 2025. Accrued rebates and product returns and prompt pay discounts increased to $678 million as of March 31, 2025 from $560 million as of December 31, 2024, primarily as a result of a delay in payment of government rebates due to late receipt of invoices. We expect rebate payments to increase in the second quarter.
Expenses

	Three Months Ended March 31,
(in millions)	2025	2024	% Change
Cost of sales	$44	$38	16%
Gross margin	83%	87%	(3)%
Operating expenses:
Selling, general and administrative	132	143	(8)%
Research and development	22	28	(19)%
Litigation settlement expenses(1)	1	—	NM
Total operating expenses	156	171	(9)%
Net interest expense	(7)	(2)	280%
Income tax expense	$(11)	$(11)	(1)%
________________
(1)See Item 1. Financial Statements—Note 7. Accrued Litigation Settlement Expenses.
Cost of sales. Cost of sales increased by $6 million, or 16%, to $44 million in the three months ended March 31, 2025 from $38 million in the three months ended March 31, 2024. The increase primarily reflects favorable manufacturing variances related to SUBLOCADE production that occurred in the first and second quarters of the prior year that did not recur in the current period.
Gross margin, which we define as gross profit divided by net revenue, was 83% in the three months ended March 31, 2025 as compared to 87% in the three months ended March 31, 2024. The decrease primarily reflects the favorable manufacturing variances related to the production of SUBLOCADE in the prior period that did not recur in the current period. We expect gross margin to continue in the low-to-mid 80 percent range for the remainder of 2025.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $11 million, or 8%, to $132 million in the three months ended March 31, 2025 from $143 million in the three months ended March 31, 2024. Lower expenses primarily reflect benefits from streamlining actions taken in 2024, including narrowing the Company's commercial focus on OUD treatments and discontinuing marketing and promotion of PERSERIS. General and administrative expenses for the three months ended March 31, 2025 also benefited from a one-time, low-to-mid single-digit change in estimate related to Indivior's share of the Branded Fee.

Research and development expenses. Research and development expenses decreased by $5 million, or 19%, to $22 million in the three months ended March 31, 2025 from $28 million in the three months ended March 31, 2024, primarily reflecting the Company's actions to refocus its development pipeline on the Phase 2 OUD assets (INDV-2000 and INDV-6001). We expect research and development expenses to continue to track below 2024 levels throughout 2025.
Net interest expense. Net interest expense was $7 million in the three months ended March 31, 2025 as compared to net interest expense of $2 million in the three months ended March 31, 2024. The increase in net interest expense reflected the interest expense of the larger amount borrowed under the Company's new borrowing arrangement secured in late 2024 as well as a decrease in interest income on lower investment balances.
Income tax expense. Income tax expense was $11 million in the three months ended March 31, 2025 as compared to $11 million in the three months ended March 31, 2024, resulting in an effective tax rate of 19% and 16%, respectively. Both periods benefited from U.K. innovation deductions and intragroup financing transactions; however, in the three months ended March 31, 2025 this benefit was partially offset by a U.K. global minimum top-up tax. In the three months ended March 31, 2024, the Company recognized a share-compensation excess tax benefit.
Known Risks and Uncertainties
Many risks and uncertainties are discussed in the Risk Factors section in Item 1A of our Annual Report on Form 10-K filed March 3, 2025, as updated in Part II Item 2 of this report, which we incorporate by reference herein. In addition to that discussion, we note uncertainties regarding how recent tariff actions by the U.S. federal government may impact our revenues. Also, we note that approximately 85% of our revenues are derived from sales within in the U.S. and all of our key products, chiefly SUBLOCADE, OPVEE and SUBOXONE Film are manufactured primarily in the U.S. However, it remains unclear whether the tariffs will apply to raw materials and work in process which are part of our pharmaceutical manufacturing process, and whether tariffs apply to intellectual property owned by our U.K. subsidiary and licensed to other members of our group, including our U.S. subsidiary. Additionally, we do not know whether other countries will impose retaliatory tariffs that may impact the sale of our products and our margins outside of the United States.

Liquidity and Capital Resources
Overview
The Company's financial condition is summarized as follows:

(In millions)	March 31, 2025	December 31, 2024
Financial assets:
Cash and cash equivalents	$372	$319
Investments - short-term	1	1
Investments - long-term	27	27
Total cash and investments	$400	$347
Borrowings:
Short-term borrowings	$18	$18
Long-term borrowings	$311	$315

Cash flows

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$75	$(37)
Investing activities	(5)	25
Financing activities	$(17)	$(56)
Operating activities
Net cash provided by operating activities was $75 million during the three months ended March 31, 2025, an increase of $112 million, compared to net cash used in operating activities of $37 million in the three months ended March 31, 2024. Net cash provided by operations in the three months ended March 31, 2025 benefited from the timing of receipt of approximately $100 million in government rebate invoices. Both periods reflected scheduled payment of litigation settlements. Refer to Item 1. Financial Statements—Note 7. Accrued Litigation Settlement Expenses for additional details.
Investing activities
Net cash used in investing activities was $5 million in the three months ended March 31, 2025, a decrease of $30 million, compared to net cash provided by investing activities of $25 million in the three months ended March 31, 2024. The change reflects lower maturities of investments, partly offset by an increase in capital expenditures.
We expect approximately $50 million to $70 million of capital expenditures in 2025, primarily to finalize the SUBLOCADE suite at the Raleigh Manufacturing Facility, after which time we expect capital expenditures to revert to levels more in line with Indivior’s history.
The Company expects to continue investing in development stage assets from time to time, with no current commitments.
Financing activities
Net cash used in financing activities decreased by $39 million, from $56 million in the three months ended March 31, 2024 to $17 million in the three months ended March 31, 2025. Net cash used in financing activities in the current period primarily reflects lower cash outflows for shares repurchased and canceled and the settlement of tax on equity awards partially offset by higher scheduled amortization payments under the Company's new debt facility. In 2025, the annual scheduled amortization is 5% of the original gross loan balance.
Current Liabilities
Our current liabilities exceed our current assets by $122 million and total liabilities exceed our total assets by $285 million. The Company could sustain negative working capital because of the timing of rebate payments relative to the collection of accounts receivable.
Capital Resources
The Company believes its existing cash and cash equivalents and investments together with cash generated from operations and debt will enable its anticipated cash needs to be met, including working capital, capital expenditures, litigation settlement payments, milestone payments, income taxes, debt repayments and other funding requirements, for at least the twelve-month period following the issuance of this Form 10-Q. The Company will need to sustain sales volume performance with no material change in the timing of its collections and rebate payments to maintain necessary liquidity in the near term and to meet our obligations in the long term. The Company is also subject to contingent liabilities as described in Item 1. Financial Statements—Note 12. Commitments and Contingencies.
Capital Expenditures

	Three Months Ended March 31,
(in millions)	2025	2024
Purchases of property, plant and equipment	$5	$2
The Company’s capital expenditures primarily reflect investments in the expansion of the Raleigh Manufacturing Facility.
Contractual Obligations
Our contractual obligations as of March 31, 2025, which require material cash requirements in the future, consist of debt repayments, litigation settlements, commercial commitments related to contract manufacturing and supply of materials, capital expenditures, lease and employee-related obligations, contractual milestones and contingent value rights. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025 no material changes to our contractual obligations have occurred beyond the ordinary course of business.

Research and Development Expenses, Patents and Licenses, etc.
No material changes have occurred from the information provided in Item 1. Business—Research and Development,” “Item 1. Business—Intellectual Property,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
INDV-2000 (Selective OREXIN-1 Receptor Antagonist): For the Phase 2 proof of concept study, the first subject first visit was achieved on June 10, 2024. The estimated last subject last visit is now expected in the first half of 2026 (previously late 2025). The delay is due to a lower than expected conversion rate from subject screening to study enrollment.

Trend Information
For a discussion of trend information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results.”

Critical Accounting Estimates
Our significant accounting policies, which include management’s estimates and judgments, are included in "Item 1. Financial Statements - Note 2 Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2024. No significant changes to our accounting policies occurred during the quarter ended March 31, 2025. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates is included in the Critical Accounting Estimates section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, refer to Item 1. Financial Statements - Note 1. Business Overview, Basis of Presentation, and Recently Issued Accounting Standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
No material changes in market risk have occurred from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Indivior PLC’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Indivior PLC’s disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (ICFR) that occurred during the quarter ended March 31, 2025 that has materially affected, or is likely to materially affect, the Company’s ICFR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
The descriptions of our litigation and regulatory matters, and other matters, contained in Item 1. Financial Statements—Unaudited Condensed Consolidated Financial Statements - Note 12. Commitments and Contingencies to our financial statements are incorporated herein by reference.

Item 1A. Risk Factors.
The Company replaces its existing risk factor pertaining to tariffs with the following:
Recently proposed tariffs on pharmaceutical products, and potential reciprocal responses by other countries, may adversely affect our revenues or profitability.
The U.S. federal government recently made comments regarding tariffs of 25% or more. The government indicated that such tariff rates might increase substantially over the course of the year to allow manufacturers a phase-in period that would allow for the potential on-shoring of manufacturing. It is unclear at this time whether and to what extent such tariffs will take place, or how affected countries may react. At this time, few details are available, and policy details appear to be subject to negotiation and future change. The ultimate impact on Indivior will depend on the exact terms and timing of any tariff.
We operate as a multi-national group of companies. We manufacture SUBLOCADE and SUBOXONE FILM primarily in the U.S. and therefore we do not expect these products to be directly affected by the tariffs. However, we import certain raw materials or intermediate products, including the active pharmaceutical ingredient (API) from the U.K., EU, and Australia. Also, most of our intellectual property is owned by a U.K. subsidiary and licensed within the Group. If implemented, we expect any tariff to be applied by the U.S. to have only a modest impact on both SUBLOCADE and SUBOXONE Film as we manufacture the active pharmaceutical ingredient (API) for these products at our plant in the U.K. Other impacts of the proposed tariffs remain unclear and any tariffs that would treat foreign entities that manufacturer and sell in the U.S., even to an affiliated entity could materially impact our operations. Additionally, our products move through various countries at various stages of the production cycle, and goods may move through multiple European countries, that could be subject to tariffs applied by the U.S.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) Shares of common stock repurchased by the Company during the quarter ended March 31, 2025, were as follows:

Period	Total Number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(3)
Jan. 1 to Jan. 31(1)	886,421	$11.99	868,421	2,346,671
Feb. 1 to Feb. 28(4)	405	—	405	2,346,266
Mar. 1 to Mar. 31(4)	259,586	—	259,586	2,086,680
(1)Pursuant to that fourth share repurchase program announced July 25, 2024, for an aggregate purchase price up to no more than $100 million or 13,649,017 of ordinary shares, which program concluded on January 31, 2025.
(2)The average price paid per share on the London Stock Exchange was translated to U.S. dollars using the average exchange rate for the noted periods as follows: Jan. 1 to Jan. 31 (GB£1:U.S.$1.2347), Feb. 1 to Feb. 28 (GB£1:U.S.$1.2526), and Mar. 1 to Mar. 31 (GB£1:U.S.$1.2884).
(3)Reflects balance of shares that might be repurchased under the authority granted by shareholders at the AGM held May 9, 2024. No board authority to repurchase shares existed after January 31, 2025.
(4)Reflects shares netted to pay applicable withholding taxes on the release of awards under the 2020 LTIP, 2022 LTIP, and 2023 DBP.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
(a) None.
(b) None.
(c) During our fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit No.	Description
3.1
Memorandum and Articles of Association of Indivior PLC (adopted by a special resolution on 30 October 2014, as amended by a special resolution on 23 December 2014, 30 September 2022, and 4 May 2023, incorporated by reference to Exhibit 1.1 to registration statement on Form 20-F filed May 23, 2023).

4.1
Contingent Value Rights Agreement dated as of March 2, 2023 between Indivior, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.21 to registration statement on Form 20-F filed May 23, 2023).

10.1*	Separation Agreement by and between Indivior, Inc. and Mark Crossley as of February 26, 2025, incorporated by reference to Exhibit 10.23.3 to Annual Report on Form 10-K filed March 3, 2025.
10.2
Amended and Restated Relationship Agreement made as of March 3, 2025 by and among Indivior PLC, Oaktree Value Opportunities Fund, L.P., Oaktree London Liquid Value Opportunities Fund (VOF), L.P., Oaktree Phoenix Investment Fund, L.P. and Boston Patriot Arlington ST LLC, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2025.

10.3*	Employment Agreement with Joe Ciaffoni made March 3, 2025, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 4, 2025.
31.1#	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.1#	Inline Interactive Data File
101.INS#	Inline XBRL Instance Document—this instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________
*Management Contract
#Filed herewith
†    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDIVIOR PLC (Registrant)
By: /s/ Ryan Preblick
Ryan Preblick, Chief Financial Officer
(Principal Financial Officer)
May 1, 2025