Form 10-Q
period 2025-06-30
INDIVIOR PLC
filed 2025-07-31
CIK 1625297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 1, 2025, the number of outstanding ordinary shares was 124,769,820.

Important cautionary note regarding forward-looking statements
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our performance or other events or developments in the future constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, express and implied statements pertaining to the Company’s financial guidance including revenue, gross margin and operating margin for 2025 and its medium- and long-term growth outlook; expected growth from new products in the Rest of the World; expected levels of future rebate payments, research and development expenses, and capital expenditures; potential future investment opportunities; and statements containing the words "believe," "anticipate," "plan," "expect," "intend," "estimate," "forecast," "strategy," "target," "goal," "guidance," "outlook," "potential," "project," "priority," "may," "will," "should," "would," "could," "can," the negatives thereof, and variations thereon and similar expressions. By their nature, forward-looking statements involve risks and uncertainties as they relate to events or circumstances that may or may not occur in the future.
Actual results may differ materially from those expressed or implied in such statements because they relate to future events. For information about some of the risks and important factors that could affect our future results and financial condition, see the discussion of “Risk Factors” in our Annual Report on Form 10-K filed March 3, 2025, our Quarterly Report on Form 10-Q filed May 1, 2025, Part II Item 1A herein, and our other filings with the U.S. Securities and Exchange Commission.
We have based the forward-looking statements in this report on our current expectations and beliefs concerning future events. Forward-looking statements contained in this report speak only as of the day they are made and, except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether due to new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Indivior PLC
Condensed Consolidated Statements of Operations
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$302	$299	$568	$583
Cost of sales	52	79	96	117
Gross profit	250	220	472	466
Operating expenses:
Selling, general and administrative	158	152	290	295
Research and development	21	26	43	54
Litigation settlement	—	160	1	160
Operating income (loss)	72	(118)	138	(43)
Other (income) and expenses:
Interest (income)[1]	(6)	(6)	(10)	(13)
Interest expense[1]	15	9	27	18
Income (loss) before income taxes	62	(121)	121	(48)
Income tax expense (benefit)[1]	44	(23)	56	(12)
Net income (loss)	$18	$(97)	$65	$(36)
[1] Sign convention modified beginning in Q2 2025 (for all periods presented)

Earnings (loss) per share
Basic	$0.15	$(0.72)	$0.53	$(0.27)
Diluted	$0.14	$(0.72)	$0.52	$(0.27)
Shares used in computing earnings (loss) per share
Basic	125	135	125	135
Diluted	126	135	125	135

See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$18	$(97)	$65	$(36)
Other comprehensive income (loss), net of tax
Foreign currency translation	2	—	3	(2)
Other comprehensive income (loss)	2	—	3	(2)
Total comprehensive income (loss)	$20	$(97)	$69	$(38)

See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Condensed Consolidated Balance Sheets
(Amounts in millions, except per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$510	$319
Short-term investments	—	1
Accounts receivable, net of allowances of $2 (2025) and $3 (2024)	240	254
Inventories	149	167
Prepaid expenses	28	31
Current tax receivable	3	33
Other current assets	20	21
Total current assets	951	827
Long-term investments	27	27
Property, plant and equipment, net	117	100
Operating lease right of use assets, net	35	39
Goodwill and other intangible assets, net	7	6
Deferred tax assets	270	277
Other non-current assets	44	39
Total assets	$1,452	$1,316
Liabilities and shareholders' deficit
Current liabilities
Accrued rebates and product returns	$709	$562
Accounts payable and accrued expenses	196	216
Accrued litigation settlement expenses, current	105	99
Current portion of long-term debt	18	18
Operating lease liabilities, current	11	10
Income taxes payable	17	7
Other current liabilities	—	11
Total current liabilities	1,056	924
Long-term debt, less current portion	308	315
Accrued litigation settlement expenses, non-current	299	365
Operating lease liabilities, non-current	29	32
Other non-current liabilities	18	18
Total liabilities	$1,709	$1,652
Commitments and contingencies (Note 12)
Shareholders' deficit
Common stock, par value $0.50 per share Issued shares: 125 (2025) and 125 (2024)	62	62
Additional paid-in capital	101	90
Share repurchase commitment	—	(10)
Accumulated other comprehensive loss	(33)	(36)
Accumulated deficit	(388)	(443)
Total shareholders' deficit	(257)	(337)
Total liabilities and shareholders' deficit	$1,452	$1,316
See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Condensed Consolidated Statements of Stockholders’ Deficit
(Amounts in millions, except per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Share repurchase commitment	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity (deficit)
Balance, January 1, 2025	125	$62	$90	$(10)	$(36)	$(443)	$(337)
Net income	—	—	—	—	—	47	47
Other comprehensive income	—	—	—	—	1	—	1
Common stock issued	1	—	—	—	—	—	1
Common stock repurchased and canceled	(1)	—	—	—	—	(10)	(11)
Share-based compensation	—	—	6	—	—	—	6
Share repurchase liability movement, net	—	—	—	10	—	—	10
Settlement of tax on equity awards	—	—	(3)	—	—	—	(3)
Balance, March 31, 2025	125	62	93	—	(35)	(406)	(285)
Net income	—	—	—	—	—	18	18
Other comprehensive loss	—	—	—	—	2	—	2
Share-based compensation	—	—	8	—	—	—	8
Balance, June 30, 2025	125	$62	$101	$—	$(33)	$(388)	$(257)

See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Condensed Consolidated Statements of Stockholders’ Deficit
(Amounts in millions, except per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Share repurchase commitment	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity (deficit)
Balance, January 1, 2024	137	$68	$88	$(23)	$(30)	$(288)	$(184)
Net income	—	—	—	—	—	61	61
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Common stock issued	1	1	1	—	—	—	2
Common stock repurchased and canceled	(2)	(1)	—	—	—	(35)	(36)
Share-based compensation	—	—	6	—	—	—	6
Share repurchase liability movement, net	—	—	—	14	—	—	14
Settlement of tax on equity awards	—	—	(20)	—	—	—	(20)
Other	—	—	(1)	—	—	—	(1)
Balance, March 31, 2024	136	68	74	(9)	(32)	(262)	(161)
Net loss	—	—	—	—	—	(97)	(97)
Common stock repurchased and canceled	(2)	(1)	—	—	—	(33)	(34)
Share-based compensation	—	—	6	—	—	—	6
Share repurchase liability movement, net	—	—	—	5	—	—	5
Balance, June 30, 2024	134	$67	$80	$(4)	$(32)	$(393)	$(281)

See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$65	$(36)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5	7
Amortization of right-of-use assets	5	4
Share-based compensation expense	14	12
Impairment of tangible and intangible assets	—	8
Unrealized loss on equity investments	1	1
Deferred income taxes	7	(24)
Impact from foreign exchange movements	(5)	—
Other adjustments, net	1	—
Change in operating assets and liabilities:
Accounts receivable	15	(6)
Current inventories	22	(35)
Other current and non-current assets	31	393
Accrued legal and settlement expenses	(60)	(335)
Other current and non-current liabilities	131	61
Net cash provided by operating activities	233	51
Cash flows from investing activities:
Purchases of property and equipment	(22)	(6)
Purchases of in-process research and development and intangible assets	(1)	(1)
Purchases of investments in debt securities	(11)	(9)
Sales and maturities of debt securities	11	42
Net cash (used in) provided by investing activities	(22)	26
Cash flows from financing activities:
Proceeds from the issuance of common stock	1	2
Cash paid for repurchases of common stock	(11)	(71)
Repayments of debt	(8)	(1)
Other	—	(1)
Settlement of tax on equity awards	(3)	(20)
Net cash used in financing activities	(22)	(91)
Net increase (decrease) in cash and cash equivalents	189	(14)
Exchange differences	1	—
Cash and cash equivalents at beginning of period	319	316
Cash and cash equivalents at end of period	$510	$302
See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
1. Business Overview, Basis of Presentation, and Recently Issued Accounting Standards
Business Overview
Indivior PLC and its subsidiaries (together, “Indivior” or the “Company”) is a global pharmaceutical company working to help change patients’ lives by developing medicines to treat opioid use disorder (OUD). The Company's vision is that all patients will have access to evidence-based treatment for OUD and we are dedicated to transforming OUD from a global human crisis to a recognized and treated chronic disease. Building on its global portfolio of OUD treatments, Indivior has a pipeline of product candidates designed to expand on its heritage in this category. Headquartered in the United States in Richmond, VA, Indivior employs over 1,000 individuals globally and its portfolio of products is available in over 30 countries worldwide.
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
Recently Adopted Accounting Standards
No new accounting standards were adopted during the six months ended June 30, 2025.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses (as clarified by ASU 2025-01)
This standard requires disclosure in the notes to the financial statements of specified information about certain costs and expenses and is required to be applied by the Company for fiscal periods beginning after December 15, 2027. As this accounting standard only impacts disclosures, it is not expected to have a material impact on the Company’s financial statements.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
New Legislation
In July 2025, legislation commonly referred to as the One Big Beautiful Bill Act was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027, primarily impacting companies domiciled in the U.S. The Company is evaluating the implications of these tax law changes and does not currently anticipate significant impacts.
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
The financial data provided to the CODM is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
US:
SUBLOCADE*	$195	$179	$359	$346
Sublingual & other	52	63	107	126
PERSERIS[1]	8	13	12	23
Total U.S.	256	255	478	496
Rest of World	46	44	90	87
Net revenue	302	299	568	583
Cost of sales	52	79	96	117
Gross profit	250	220	472	466
Operating expenses:
Selling and marketing	80	66	147	132
General and administrative	78	86	142	163
Total selling, general and administrative	158	152	290	295
Research and development	21	26	43	54
Litigation settlement	—	160	1	160
Total operating expenses	178	338	334	509
Operating income (loss)	72	(118)	138	(43)
Other (income) and expenses:
Interest (income)	(6)	(6)	(10)	(13)
Interest expense	15	9	27	18
Income (loss) before income taxes	62	(121)	121	(48)
Income tax expense (benefit)	44	(23)	56	(12)
Net income (loss)	$18	$(97)	$65	$(36)

*Total SUBLOCADE net revenue	$209	$192	$385	$371
Depreciation and amortization	$3	$4	$5	$7
Share-based compensation expense	$8	$6	$14	$12
1Marketing and promotion activities for PERSERIS were discontinued in July 2024.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
Significant segment expenses within net income (loss) include cost of sales, selling and marketing, general and administrative, research and development, and litigation settlement at the consolidated level. Other segment items within net income (loss) include interest (income), interest expense, and income tax expense (benefit). Our CODM is also regularly provided depreciation and amortization and share-based compensation expense, both of which are presented above and are recorded within cost of sales and selling, general and administrative expenses.
Revenue recognized from performance obligations satisfied in previous periods was $26 million and $45 million in the three and six months ended June 30, 2025 and $16 million and $23 million during the three and six months ended June 30, 2024, respectively.
3. Income Tax
Indivior is subject to taxation in several different jurisdictions. The Company's tax provision for each period presented was calculated using a forecasted annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total income (loss) before income taxes	$62	$(121)	$121	$(48)
Total income tax expense (benefit)	$44	$(23)	$56	$(12)
Total effective tax rate	71%	19%	46%	25%
Our income tax rate for the three months ended June 30, 2025 differs from the U.K. Federal statutory rate of 25%, primarily due to a tax reserve on a U.K. HMRC settlement which became probable during the quarter, partially offset by U.K. innovation deductions. The HMRC settlement relates to aspects of prior years' intercompany financing arrangements and is not expected to impact our future tax rates.
Our income tax rate for the six months ended June 30, 2025 differs from the U.K. Federal statutory rate of 25%, primarily due to a tax reserve on a U.K. HMRC settlement which became probable during the quarter, U.K. global minimum top-up tax, share based compensation shortfall tax expense and a valuation allowance against corporate interest limitation carryforwards, partially offset by U.K. innovation deductions and intragroup financing transactions.
Our income tax rate for the three months ended June 30, 2024 differs from the U.K. Federal statutory rate of 25%, primarily due to disallowed transaction expenses, a valuation allowance against corporate interest limitation carryforwards, disallowed compensation, and a reduction to U.K. innovation deductions, partially offset by intragroup financing transactions.
Our income tax rate for the six months ended June 30, 2024 differs from the U.K. Federal statutory rate of 25%, due primarily to intragroup financing transactions and share based compensation excess tax benefits, partially offset by a valuation allowance against corporate interest limitation carryforwards, disallowed transaction expenses and disallowed compensation.
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

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
Changes in unrecognized tax benefits are summarized as follows for the six months ended June 30, 2025.

(In millions)
Balance at December 31, 2024	$4
Additions for tax positions of prior years	33
Balance at June 30, 2025	$37
During the three and six months ended June 30, 2025, we recorded $33 million in tax reserves related to a settlement with U.K. HMRC which became probable during the quarter, in relation to a finance structure in place from 2019 through May 2024. No other material changes to the Company's unrecognized tax benefit have occurred since December 31, 2024.
During the three and six months ended June 30, 2025, the Company accrued and expensed interest of $5 million.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations.
The Company is not subject to U.K. examinations by tax authorities for fiscal years before 2019 and U.S. federal income tax examinations by tax authorities for fiscal years before 2021. There are ongoing U.K. and U.S. state and local audits covering 2018 - 2022. An estimate of reasonably possible additional tax liabilities and interest that could arise on resolution of these examinations, including the impact from later periods, is in the range of nil to $12 million.
4. Inventories
Inventories are comprised of:

	June 30, 2025	December 31, 2024
Raw materials and consumables	$35	$33
Work in progress	37	51
Finished goods	94	94
Total Inventories, net	$165	$178
Inventory expected to be sold more than one year from the balance sheet date is classified as noncurrent inventory and recorded in other noncurrent assets on the condensed consolidated balance sheets. At June 30, 2025 and December 31, 2024, the noncurrent portion of inventory was $17 million and $10 million, respectively and consisted primarily of raw materials and consumables (see Note 13. Revision of Previously Issued Financial Statements).
Inventory write-downs reflected in the carrying amounts above at June 30, 2025 and December 31, 2024 were $25 million and $26 million, respectively.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
5. Property, Plant and Equipment, Net
A summary of property, plant and equipment is as follows:

	June 30, 2025	December 31, 2024
Land and buildings	$83	$76
Plant and equipment	76	76
Construction in progress	51	38
Gross property, plant and equipment	210	190
Less: Accumulated depreciation	(93)	(90)
Total property, plant and equipment, net	$117	$100
The Company capitalizes interest expense, if material, as part of the cost of construction of property, plant and equipment. Interest expense capitalized was $2 million and $3 million in the three and six months ended June 30, 2025 and $1 million and $1 million in the three and six months ended June 30, 2024, respectively.
Capital expenditures of $1 million and nil were included in accounts payable and accrued expenses at June 30, 2025 and June 30, 2024, respectively.
6. Accounts Payable and Accrued Expenses

	June 30, 2025	December 31, 2024
Accounts payable	$50	$63
Accrued employee-related obligations	57	60
Accrued indirect tax and government fees	26	23
Accruals for third-party services	54	64
Accrued other expenses	8	6
Total accounts payable and accrued expenses	$196	$216
7. Accrued Litigation Settlement Expenses

	June 30, 2025			December 31, 2024
	Current	Non current	Total	Current	Non current	Total
Accrued litigation settlement expenses
DOJ-related	$51	$247	$298	$52	$296	$348
Antitrust claims	20	—	20	24	—	24
Opioid litigation	27	52	79	15	61	76
Other	8	—	8	8	8	16
Total accrued litigation settlement expenses	$105	$299	$404	$99	$365	$464
DOJ-related
In July 2020, the Company settled criminal and civil liability with the U.S. Department of Justice (DOJ), the U.S. Federal Trade Commission (FTC), and U.S. state attorneys general. A scheduled payment of $52 million was made during the six months ended June 30, 2025 with respect to this matter.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
Opioid litigation
The accrual of $79 million at June 30, 2025 reflects the present value of the agreed amount in a settlement covering certain opioid litigation (including cases in the Opioid MDL). The provision is measured using a risk-free rate.
Antitrust claims
An installment of $5 million was paid in the six months ended June 30, 2025 in relation to the last remaining antitrust litigation. The remaining accrual of $20 million at June 30, 2025 reflects the NPV at the risk-free rate of the amounts to be paid in 2025. This final settlement resolves all of the Company’s remaining legacy antitrust litigation.
See Note 12. Commitments and Contingencies for additional information on legal matters.
8. Debt
The Company has a note purchase agreement with an original principal amount of $350 million and a committed revolving credit facility of $50 million, both of which mature in November 2030. None of the $50 million revolving credit facility has been drawn upon.
The outstanding balance of the note purchase agreement of $341 million and $350 million as of June 30, 2025 and December 31, 2024, respectively, is secured by substantially all of the assets of subsidiaries of the Company, primarily in the form of guarantees issued by respective subsidiaries. Interest expense was $9 million and $17 million for the three and six months ended June 30, 2025 and $7 million and $13 million for the three and six months ended June 30, 2024, respectively.
The Company was in compliance with all debt covenants at June 30, 2025.
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.
The Company’s only financial instruments which are measured at fair value on a recurring basis are equity securities. The fair value of equity securities is based on quoted market prices (Level 1 inputs) on the measurement date. The fair value of equity securities at June 30, 2025 and December 31, 2024 was nil and $1 million, respectively.
The fair value of corporate debt securities at June 30, 2025 and December 31, 2024 was $28 million and $27 million, respectively. The fair value of corporate debt securities held at amortized cost was calculated based on quoted market prices which would be classified as Level 1 in the fair value hierarchy above. At June 30, 2025, the Company's debt securities were held by a separate cell of an insurance company as part of an agreement to fund insurance coverage. These debt securities are classified as long-term investments on the condensed consolidated balance sheets as access to the investments is subject to contractual restrictions, regardless of the underlying investment maturity.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
The fair value of debt at June 30, 2025 and December 31, 2024 was $341 million and $350 million, respectively. The fair value of debt is based on unobservable inputs and is classified as Level 3 in the hierarchy above. The most comparable proxy benchmark, Single B corporate bond indexes, indicated a minimal offsetting change in spread. Along with the short period since the initial issuance date, an adjustment to the initial credit spread of the term loan is not warranted at June 30, 2025 and the carrying value reasonably reflects of fair value.
10. Earnings Per Share
The following table summarizes the calculation of basic and diluted loss per share for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$18	$(97)	$65	$(36)

Basic weighted-average shares outstanding	125	135	125	135
Effect of potentially dilutive securities:
Restricted stock awards[1]	1	—	1	—
Diluted weighted-average shares outstanding	126	135	125	135

Basic earnings (loss) per share	0.15	(0.72)	0.53	(0.27)
Diluted earnings (loss) per share	0.14	(0.72)	0.52	(0.27)
1The potential shares excluded from the diluted earnings per share computation because of the antidilutive impact were nil in the three and six months ended June 30, 2025 and 2 million for the three and six months ended June 30, 2024.
The weighted average number of shares is adjusted for the number of shares granted to the extent market conditions have been met at the balance sheet date and determined using the treasury stock method.
Conditional awards of 2 million and 5 million shares were granted in the three and six months ended June 30, 2025 and 2 million in the three and six months ended June 30, 2024 under the Company’s Long-Term Incentive Plan, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Compensation expense related to share-based payments	$8	$6	$14	$12

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
Indivior Long-Term Incentive Plan (LTIP)
A summary of the service-based restricted share awards and performance-based share awards activity under the LTIP for the six months ended June 30, 2025 is presented below (values in thousands):

	Outstanding Service-Based Restricted Share Awards	Outstanding Performance-Based Share Awards
Shares at December 31, 2024	1,036	4,717
Granted	2,309	2,979
Issued	(208)	(286)
Canceled/forfeited/adjusted	(301)	(1,940)
Shares at June 30, 2025	2,836	5,471
The weighted average fair value per share of the service-based restricted share awards granted was $10.11 for the six months ended June 30, 2025, based on the fair market value at the date of grant. The total fair value of restricted share awards issued was $3 million for the six months ended June 30, 2025.
The weighted average fair value per share of the performance-based share awards granted per share was $8.68 for the six months ended June 30, 2025, calculated using the weighted average fair market value for each of the component goals at the date of grant. The total fair value of performance-based share awards issued was nil for the six months ended June 30, 2025.
Total compensation cost for unvested awards not yet recognized at June 30, 2025 was approximately $25 million and $33 million for service-based restricted share awards and performance-based restricted awards, respectively. We recognize compensation cost over the expected remaining weighted-average period of 2.4 years and 2.6 years for service-based restricted share awards and performance-based share awards, respectively.
Share Options
The Company did not grant any share options in the six months ended June 30, 2025. No share options were exercised in six months ended June 30, 2025.
12. Commitments and Contingencies
Legal Proceedings and Contingencies
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. Certain ongoing legal proceedings or threats of legal proceedings to which the Company is a party, but in which the Company believes the possibility of an adverse impact is remote, are not discussed in this Note.
Civil Opioid Litigation
The Company has been named as a defendant in more than 400 civil lawsuits alleging that manufacturers, distributors, and retailers of opioids engaged in a longstanding practice to market opioids as safe and effective for the treatment of long-term chronic pain to increase the market for opioids and their own market shares for opioids, or alleging individual personal injury claims. Most of these cases have been consolidated and are pending in a federal multi-district litigation in the U.S. District Court for the Northern District of Ohio. See In re National Prescription Opiate Litigation, MDL No. 2804 (N.D. Ohio) (the "Opioid MDL"). Nearly two-thirds of the cases in the Opioid MDL were filed by cities and counties, while nearly one-third of the cases were filed by private plaintiffs, most of whom assert claims relating to neonatal abstinence syndrome ("NAS"). Cases brought by cities and counties outside of the MDL include,

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
for example, 35 actions pending in New York state court, 9 writs filed in Pennsylvania state court, and actions brought in federal district courts in Florida and Georgia. Litigation against the Company in the Opioid MDL and the other federal courts is stayed. The New York state court has not yet entered a case management order. The Company has not yet been served with a complaint in any of the Pennsylvania state court matters.
Additionally, on May 23, 2024, the Consumer Protection Division of the Office of the Attorney General of Maryland served on Indivior Inc. an administrative subpoena related generally to opioid products marketed and sold in Maryland. Indivior Inc.'s response to the subpoena remains ongoing.
Pursuant to mediation, the Company, the Plaintiffs' Executive Committee (PEC), and an executive committee of state attorneys general, reached agreement on settlement terms, which would allow subdivisions, including those cities and counties that filed suit against Indivior as discussed above, to potentially sign on to the terms of the settlement. No states have indicated that they do not intend to opt in except the State of Maryland. Maryland could elect to join later in the process. The process for the subdivisions of the various states to elect whether to participate in the settlement will take time. The Company separately executed a master settlement agreement with the Tribal Leadership Committee (TLC). Whether the settlements will be finalized and the actions dismissed depends on sufficient participation in each agreement. The Company presently anticipates that the opt-in process will be complete in or before November 2025; however, there is no assurance that this will occur at that time. The Company has recorded a related provision of $79 million, reflecting the NPV of the agreed amount (See Note 7. Accrued Litigation Settlement Expenses). These settlements do not resolve private plaintiff cases against the Company (whether in the MDL or proceeding separately).
With respect to cases outside the MDL that were not filed by cities or counties and therefore could not be part of the above settlement:
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
The Company has begun its evaluation of all of the claims, believes it has meritorious defenses, and intends to vigorously defend itself in all actions that would not be resolved by the proposed settlement. Given the status and preliminary stage of litigation, no estimate of total possible loss for those matters can be made at this time.
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
Dental MDL Plaintiffs: 1,877 cases naming 21,402 plaintiffs have been consolidated in multi-district litigation in the Northern District of Ohio. See In Re Suboxone (Buprenorphine/Naloxone) Film Products Liability Litigation, MDL No. 3092 (N.D. Oh.) (the "Dental MDL").
Dental MDL Schedule A Plaintiffs: One complaint filed in the Dental MDL on June 14, 2024 attached a schedule of nearly 10,000 plaintiffs (the “Schedule A Plaintiffs”). The parties negotiated a tolling agreement for the Schedule A Plaintiffs that would permit plaintiffs’ counsel additional time to investigate issues such as whether and when the Schedule A Plaintiffs used any Indivior product before determining whether to file individual complaints that ultimately would be coordinated with the Dental MDL. Plaintiffs

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
indicated to the court they will dismiss more than 1,400 plaintiffs in the future, pursuant to a mechanism to be provided by the court. On July 11, 2025, the plaintiffs filed an amended Schedule A that reduced the number of Schedule A claimants to 8,333.
State Court Plaintiffs: One complaint has been filed in New Jersey state court, and the parties have agreed to toll the claims of more than 975 other individuals in Delaware, New Jersey, and Virginia. Complaints have not yet been filed on behalf of the tolled individuals.
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
U.K. Shareholder Claims
On September 21, 2022, certain shareholders issued representative and multiparty claims against Indivior PLC in the High Court of Justice for the Business and Property Courts of England and Wales, King’s Bench Division. The claims made in both the representative and multiparty actions generally allege that Indivior PLC violated the U.K. Financial Services and Markets Act 2000 (“FSMA 2000”) by making false or misleading statements or material omissions in public disclosures, including the 2014 Demerger Prospectus, regarding an alleged product-hopping scheme regarding the switch from SUBOXONE Tablets to SUBOXONE Film. Indivior PLC filed an application to strike out the representative action. On December 5, 2023, the High Court handed down a judgment allowing Indivior PLC's application to strike out the representative action. On January 23, 2025, the Court of Appeals affirmed the application to strike out. On June 11, 2025, the UK Supreme Court refused the application for permission to appeal the Court of Appeal’s decision. The multiparty actions against Indivior remain pending and on June 25, 2025 those certain shareholders served their "Claim Form" on Indivior PLC related to the multiparty action. The Company has begun its evaluation of the remaining claims, believes it has meritorious defenses, and intends to vigorously defend itself. Given the status and preliminary stage of the litigation, no estimate of possible loss can be made at this time.
U.S. Shareholder Claims
A class action lawsuit was filed against Indivior PLC, Mark Crossley (the former CEO of the Company), and Ryan Preblick (the CFO of the Company) on August 2, 2024, alleging violations of certain U.S. federal securities laws, and the lead plaintiff filed an amended complaint on December 5, 2024 which also named Richard Simkin (the former CCO of the Company) as a defendant. The defendants moved to dismiss. On April 22, 2025, the court heard oral argument and granted the motion to dismiss. The court indicated that a formal opinion will follow, and the plaintiffs will have 30 days from the date of the opinion to amend their complaint.
The Company has begun its evaluation of the claims, believes it has meritorious defenses, and intends to vigorously defend itself. Given the status and preliminary stage of the litigation, no estimate of possible loss can be made at this time.
Opiant Shareholder Claims
On November 8, 2023, plaintiff James Litten filed a class action complaint in the Delaware Court of Chancery alleging that former officers and directors of Opiant Pharmaceuticals, Inc. ("Opiant") breached fiduciary duties of care, loyalty, and good faith in connection with Indivior PLC's 2022 acquisition of Opiant. The court granted Opiant's motion to dismiss on June 6, 2025. The plaintiff's time to appeal has expired.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
13. Revision of Previously Issued Financial Statements
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, during the first quarter of 2025, the Company identified an error in the methodology used to accrue for Indivior's share of the annual U.S. fee imposed on drug manufacturers (the "Branded Fee"). This resulted in an overstatement of the Branded Fee accrual for the periods presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
14. Subsequent Events
Based upon Indivior's desire to consolidate manufacturing locations, on July 31, 2025, Indivior UK Ltd. provided notice of termination for convenience of the Master Development and Supply Agreement, made as of January 1, 2022, as amended by the first amendment dated January 1, 2024, and the second amendment dated January 1, 2025 (collectively, the “Agreement”), between it and Curia Massachusetts, Inc. (“Curia”) to Curia. Such termination will take effect on January 31, 2026. Indivior does not expect to incur material termination penalties based upon its continued sourcing of product during the notice period which is expected to reach the contract minimums.
The notice of termination does not affect the Master Development and Supply Agreement effective the August 1, 2023 by and between Curia New Mexico, LLC and Indivior UK Limited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q and with our audited consolidated financial statements, including the accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024. As discussed in Note 13. Revision of Previously Issued Financial Statements, the Company revised its previously issued financial statements to correct an accrual overstatement that did not have a material impact for any of the prior quarters or the annual periods in which they occurred. Amounts included in the discussion below for the three and six months ended June 30, 2024 reflect the revisions.
Indivior is a global pharmaceutical company working to help change patients’ lives by pioneering life-transforming treatment for addiction, including SUBLOCADE (buprenorphine extended-release) injection for subcutaneous use, a long-acting injectable for opioid use disorder and OPVEE (Nalmefene) nasal spray for opioid overdose recovery.
Operating Results
Overview
For the periods presented, the Company operated as one business segment, which is predominantly the development, manufacture and sale of buprenorphine-based prescription drugs for the treatment of opioid dependence and related disorders, and nalmefene nasal spray for emergency opioid overdose reversal. Substantially all our net revenue was derived from sales of SUBLOCADE and other buprenorphine-based sublingual products (including SUBOXONE Film, SUBOXONE Tablet and SUBUTEX Tablet). SUBLOCADE accounted for 69% and 68% of our net revenue for the three and six months ended June 30, 2025, respectively, and 64% and 64% for the three and six months ended June 30, 2024, respectively. Other buprenorphine-based sublingual products accounted for 27% and 29% of our net revenue for the three and six months ended June 30, 2025, respectively, and 31% and 32% for the three and six months ended June 30, 2024, respectively. In the U.S., SUBOXONE Film had an oral buprenorphine medically assisted treatment (BMAT) average share of 14.4% and 16.3% in the three months ended June 30, 2025 and 2024, respectively, according to data from IQVIA.
Recent Developments
For a discussion of recent developments with respect to litigation and tax settlements, see Note 12. Commitments and Contingencies and Note 3. Income Tax, respectively.
In February 2025, the Company announced the appointment of Joe Ciaffoni as Chief Executive Officer, effective May 2025, and Mark Crossley stepped down as Chief Executive Officer. During the three months ended June 30, 2025, the Company continued to strengthen its executive team through the appointment of Patrick Barry, Chief Commercial Officer and Vanessa Procter, Executive Vice President of Corporate Affairs.
In July 2025, the Company completed cancellation of its London Stock Exchange listing and now trades exclusively on Nasdaq, which aligns to the Company's capital markets footprint and a stronger focus on SUBLOCADE growth in the U.S. Effective June 30, 2025, the Company became a member of the U.S. small-cap Russell 2000® Index and the broad-market Russell 3000® Index.

Results of operations
Net revenue
Net revenue for the three and six months ended June 30, 2025 and 2024 was driven by sales of SUBLOCADE and other buprenorphine-based sublingual products (including SUBOXONE Film and SUBOXONE Tablet).

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
U.S.:
SUBLOCADE*	195	179	9%	359	346	4%
Film/other	52	63	(18)%	107	126	(15)%
PERSERIS	8	13	(37)%	12	23	(49)%
Total U.S.	256	255	—%	478	496	(4)%
Rest of the World	46	44	5%	90	87	4%
Net revenue	$302	$299	1%	$568	$583	(3)%

*Total SUBLOCADE net revenue (U.S. and Rest of the World)	$209	$192	9%	$385	$371	4%
Total net revenue increased by $3 million, or 1%, and decreased by $15 million, or 3%, in the three and six months ended June 30, 2025, respectively, and U.S. net revenue increased by $1 million and decreased by $18 million, or 4%, in the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024.
U.S. net revenue. The U.S. is our largest market. Rebates, discounts and returns and other offsets to gross revenues are reflected in net revenue. U.S. net revenue from SUBLOCADE increased by $17 million, or 9%, and $13 million, or 4%, in the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, reflecting volume increases and the benefit of changes in estimate related to rebate accruals. U.S. net revenue from other products declined $16 million and $31 million in the three and six months ended June 30, 2025, reflecting the impact of increased competitive activity resulting in lower pricing and market share in the U.S. for SUBOXONE Film and the decline in PERSERIS net revenue following the decision to discontinue commercial sales support in July 2024.
Rest of the World net revenue. In the three and six months ended June 30, 2025, net revenue attributable to Rest of the World increased by $2 million, or 5%, and $3 million, or 4%, respectively, as compared to the same periods in 2024, reflecting positive contributions from newer products (SUBLOCADE / SUBUTEX® Prolonged Release and SUBOXONE Film) that were partially offset by ongoing generic erosion of the legacy tablet business. In the three and six months ended June 30, 2025, SUBLOCADE / SUBUTEX Prolonged Release net revenue in Rest of World was $14 million and $27 million, respectively, as compared to $13 million and $25 million for the same periods in 2024, respectively. We expect incremental growth from new products to continue to at least offset the decline in the legacy tablet business in 2025.
Estimates, assumptions and judgements applied to determine the provision for rebates, discounts and returns are set out in "Item 8. Financial Statements—Note 2. Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table provides a summary of activities with respect to accrued rebates and product returns and prompt pay discounts for the six months ended June 30, 2025:

Accrued rebates and product returns and prompt pay discounts (in millions)	June 30, 2025	June 30, 2024
Opening balance at January 1	$565	$535
Accruals related to sales made in:
Current period	758	761
Prior period	(45)	(23)
Payments and credits	(566)	(681)
Closing balance at end of period	$712	$592
Accrued rebates and product returns include chargebacks as these are paid by Indivior. Prompt pay discounts are recorded as offsets to accounts receivable as of June 30, 2025. Accrued rebates and product returns and prompt pay discounts increased to $712 million as of June 30, 2025 from $592 million as of June 30, 2024, primarily as a result of the timing of payment of government rebates due to late receipt and processing of invoices. The processing time also favorably impacted our cash balance at June 30, 2025. We expect rebate payments to increase in the third quarter and the accrual balance to revert to levels more in line with those at the 2024 year-end.
Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
Cost of sales	$52	$79	(34)%	$96	$117	(18)%
Gross margin	83%	74%	9%	83%	80%	3%
Operating expenses:
Selling, general and administrative	158	152	4%	290	295	(2)%
Research and development	21	26	(20)%	43	54	(20)%
Litigation settlement expenses(1)	—	160	NM	1	160	NM
Total operating expenses	178	338	(47)%	334	509	(34)%
Net interest expense	10	3	237%	17	5	254%
Income tax expense (benefit)	$44	$(23)	(289)%	$56	$(12)	(569)%
________________
(1)See Item 1. Financial Statements—Note 7. Accrued Litigation Settlement Expenses.
Cost of sales. Cost of sales decreased by $27 million, or 34%, and $21 million, or 18%, in the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The decrease primarily reflects costs incurred in the 2024 periods of $41 million related to the discontinuation of marketing and promotion of PERSERIS, partially offset by a SUBLOCADE inventory write-down of $10 million in the three months ended June 30, 2025, for finished goods expected to approach expiration prior to sale.
Gross margin, which we define as gross profit divided by net revenue, was 83% and 83% in the three and six months ended June 30, 2025, respectively, as compared to 74% and 80% in the same periods in 2024, respectively. The increase primarily reflects costs of $41 million in the 2024 periods related to the discontinuation of marketing and promotion of PERSERIS. We expect gross margin to continue in the low-to-mid 80 percent range for the remainder of 2025.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $6 million, or 4%, and decreased by $5 million, or 2%, in the three and six months ended

June 30, 2025, respectively, as compared to the same periods in 2024. Higher expenses in the three months ended June 30, 2025 reflect a $14 million increase in marketing, primarily for U.S. SUBLOCADE, partly offset by lower general and administrative expenses driven by streamlining actions taken in 2024, including narrowing the Company's commercial focus on OUD treatments and discontinuing marketing and promotion of PERSERIS. For the six months ended June 30, 2025, excluding the benefit of a one-time change in estimate related to Indivior's share of the Branded Fee, lower selling, general and administrative expenses benefited from the streamlining actions described above.
Research and development expenses. Research and development expenses decreased by $5 million, or 20%, and $11 million, or 20%, in the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, primarily reflecting the Company's actions to refocus its development pipeline on the Phase 2 OUD assets (INDV-2000 and INDV-6001). We expect research and development expenses to continue to track below 2024 levels throughout 2025.
Net interest expense. Net interest expense was $10 million and $17 million in the three and six months ended June 30, 2025, respectively, as compared to net interest expense of $3 million and $5 million in the three and six months ended June 30, 2024. Higher net interest expense in the 2025 periods includes $4 million related to an expected U.K. tax settlement and reflected interest expense on the larger amount borrowed under the Company's new borrowing arrangement secured in late 2024 as well as a decrease in interest income on lower investment balances.
Income tax expense (benefit). Income tax expense of $44 million and $56 million in the three and six months ended June 30, 2025, respectively, as compared to income tax benefit of $23 million and $12 million in the three and six months ended June 30, 2024, resulted in an effective tax rate of 71% and 46% in the three and six months ended June 30, 2025, respectively. Both periods benefited from intragroup financing transactions; however, in the three and six months ended June 30, 2025 this benefit was fully offset by a tax reserve for an HMRC settlement which became probable during the quarter and a U.K. global minimum top-up tax. The HMRC settlement relates to aspects of prior years' intercompany financing arrangements and is not expected to impact our future tax rates. In the three and six months ended June 30, 2024, the Company recognized a share-compensation excess tax benefit.
In July 2025, legislation commonly referred to as the One Big Beautiful Bill Act was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027, primarily impacting companies domiciled in the U.S. The Company is evaluating the implications of these tax law changes and does not currently anticipate significant impacts.
Known Risks and Uncertainties
Many risks and uncertainties are discussed in the Risk Factors section in Item 1A of our Annual Report on Form 10-K filed March 3, 2025 and Quarterly Report on Form 10-Q filed May 1, 2025, which we incorporate by reference herein. In addition to that discussion, we note continuing uncertainty regarding U.S. federal government tariffs, and changes thereto, may impact our revenues. Also, we note that approximately 85% of our revenues are derived from sales within in the U.S. and all of our key products, chiefly SUBLOCADE, OPVEE and SUBOXONE Film are manufactured primarily in the U.S. However, it remains unclear whether the tariffs will apply to raw materials and work in process which are part of our pharmaceutical manufacturing process, and whether tariffs apply to intellectual property owned by our U.K. subsidiary and licensed to other members of our group, including our U.S. subsidiary. Additionally, we do not know whether other countries will impose retaliatory tariffs that may impact the sale of our products and our margins outside of the United States.
Regulatory Uncertainties
The budget reconciliation legislation of 2025, One Big Beautiful Bill Act (the “OBBBA”), was signed into law in July 2025. The OBBBA contains a variety of provisions that could impact our business and results of operations, and States, Medicaid plans and providers may respond to policy and sector change by limiting patient eligibility and care delivery in ways that affect access to treatment for OUD, including:

innovative or higher cost treatments could be deprioritized or removed from states formularies, changes to Medicaid funding and eligibility rules, including more frequent redeterminations for beneficiaries receiving coverage through Medicaid, and a requirement for adults made eligible under the ACA to meet work or community engagement standards (from which persons with substance use disorder are exempt); changes to federal requirements regarding Medicaid state directed payments and provider taxes; and establishes a new rural health transformation program, among other provisions. Additional federal and state guidance is expected to be issued in order to implement these OBBBA provisions, most of which have effective dates in 2027 and 2028. Additionally, in June 2025, CMS finalized the Marketplace Integrity and Affordability Regulation which modifies the ACA exchange open enrollment periods and eligibility for premium tax credits among other requirements.
Liquidity and Capital Resources
Overview
The Company's financial condition is summarized as follows:

(In millions)	June 30, 2025	December 31, 2024
Financial assets:
Cash and cash equivalents	$510	$319
Investments - short-term	—	1
Investments - long-term	27	27
Total cash and investments	$538	$347
Borrowings:
Short-term borrowings	$18	$18
Long-term borrowings	$308	$315
Cash flows

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$233	$51
Investing activities	(22)	26
Financing activities	$(22)	$(91)
Operating activities
Net cash provided by operating activities was $233 million and $51 million during the six months ended June 30, 2025 and 2024, respectively, an increase of net cash provided of $182 million. Net cash provided by operating activities in the six months ended June 30, 2025 reflected higher cash generated from operations and benefited from timing of receipt and processing of approximately $120 million in government rebate invoices, most of which were paid in July 2025.
Both periods reflected scheduled payment of litigation settlements. Refer to Item 1. Financial Statements—Note 7. Accrued Litigation Settlement Expenses for additional details.
Investing activities
Net cash used in investing activities was $22 million and net cash provided by investing activities was $26 million in the six months ended June 30, 2025 and 2024, respectively, a decrease of net cash provided of $49 million. The change reflects lower proceeds from maturities of investments, partly offset by an increase in capital expenditures.
We expect approximately $50 million to $70 million of capital expenditures for the full year 2025, primarily to finalize the SUBLOCADE suite at the Raleigh Manufacturing Facility, after which time we expect capital expenditures to revert to levels more in line with Indivior’s history.
The Company expects to continue evaluating investment opportunities in commercial and development stage assets, with no current commitments.
Financing activities
Net cash used in financing activities decreased by $70 million in the six months ended June 30, 2025. Net cash used in financing activities in the current period primarily reflects lower cash outflows for shares repurchased and canceled and the settlement of tax on equity awards, partially offset by higher scheduled amortization payments under the Company's new debt facility. In 2025, the annual scheduled amortization is 5% of the original gross loan balance.
Current Liabilities
Our current liabilities exceed our current assets by $106 million and total liabilities exceed our total assets by $257 million. The Company sustains negative working capital because of the timing of rebate payments relative to the collection of accounts receivable.
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
Capital Expenditures

	Six Months Ended June 30,
(in millions)	2025	2024
Purchases of property, plant and equipment	$22	$6
The Company’s capital expenditures primarily reflect investments in the expansion of the Raleigh Manufacturing Facility.
Contractual Obligations
Our contractual obligations as of June 30, 2025, which require material cash requirements in the future, consist of debt repayments, litigation settlements, commercial commitments related to contract manufacturing and supply of materials, capital expenditures, lease and employee-related obligations, contractual milestones and contingent value rights. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025 no material changes to our contractual obligations have occurred beyond the ordinary course of business.

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
INDV-2000 (Selective OREXIN-1 Receptor Antagonist): For the Phase 2 proof of concept study, the first subject first visit was achieved on June 10, 2024. The estimated last subject last visit is currently expected in late 2025.
Trend Information
For a discussion of trend information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results.”
Critical Accounting Estimates
Our significant accounting policies, which include management’s estimates and judgments, are included in "Item 1. Financial Statements - Note 2 Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2024. No significant changes to our accounting policies occurred during the quarter ended June 30, 2025. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates is included in the Critical Accounting Estimates section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Indivior PLC’s disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f), "ICFR") that occurred during the quarter ended June 30, 2025 that has materially affected, or is likely to materially affect, the Company’s ICFR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
The descriptions of our litigation and regulatory matters, and other matters, contained in Item 1. Financial Statements—Unaudited Condensed Consolidated Financial Statements - Note 12. Commitments and Contingencies to our financial statements are incorporated herein by reference.
Item 1A. Risk Factors.
The Company omits its existing risk factor “Our ordinary shares are listed to trade on more than one stock exchange, and this may result in price variations.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Shares of common stock repurchased by the Company during the quarter ended June 30, 2025, were as follows:

Period	Total Number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(2)
Apr. 1 to Apr. 30	2,484(3)	$9.53	—	12,465,585
May 1 to May 31	2,669(3)	$12.41	—	12,465,585
June 1 to June 30	9,894(3)	$13.86	—	12,465,585
(1)The average price paid per share on the London Stock Exchange was translated to U.S. dollars using the average exchange rate for the noted periods as follows: Apr. 1 to Apr. 30 (GB£1:U.S.$1.313643), May 1 to May 31 (GB£1:U.S.$1.3364), and Jun. 1 to Jun. 30 (GB£1:U.S.$1.355268).
(2)Reflects balance of shares that might be repurchased under the authority granted by shareholders at the AGM held May 8, 2025. No Board authority to repurchase shares existed after January 31, 2025.
(3)Reflects shares netted to pay applicable withholding taxes on the release of awards under the 2020 LTIP, 2022 LTIP, and 2023 DBP.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)(i) Given changes in holdings of voting securities held by U.S. residents, Indivior has determined that as of June 30, 2025, it no longer qualifies as a “foreign private issuer” under applicable U.S. securities laws and, beginning January 1, 2026, will become subject to the rules and regulations of the SEC applicable to U.S. domestic issuers including, among other things, the rules governing solicitation of proxies and the furnishing and content of proxy statements.
(ii) Separately, following discussions, and based upon Indivior's desire to consolidate manufacturing locations, on July 31, 2025, Indivior UK Limited provided notice of termination for convenience of the Master Development and Supply Agreement, made as of January 1, 2022, as amended by the first amendment dated January 1, 2024, and the second amendment dated January 1, 2025 (collectively, the “Agreement”), between it and Curia Massachusetts, Inc. (“Curia”) to Curia. Such termination will take effect on January 31, 2026. Indivior does not expect to incur material termination penalties based upon its continued sourcing of product during the notice period which is expected to reach the contract minimums.
The notice of termination does not affect the Master Development and Supply Agreement effective the August 1, 2023 by and between Curia New Mexico, LLC and Indivior UK Limited.
(b) On May 8, 2025, Indivior’s shareholders approved amendments to the Indivior Articles effective upon the conclusion of the 2025 Annual General Meeting. Among other things, the amended Indivior Articles include additional and revised provisions regarding proposals by Indivior Shareholders to bring a resolution before a general meeting related to the nomination of candidates for election as directors.
Indivior Shareholders who wish to present a proposal in accordance with Exchange Act Rule 14a-8 for inclusion in Indivior’s proxy materials to be distributed in connection with Indivior’s 2026 Indivior AGM must submit their proposal in accordance with such rule’s requirements, including ensuring it is received by Indivior’s Company Secretary at the address set forth below no later than the close of business on November 27, 2025. Under such rule, if the date of the 2026 Indivior AGM is more than 30 days before or after May 8, 2026, then the deadline to timely receive such material will be a reasonable time before Indivior begins to print and send proxy materials relating to the 2026 Indivior AGM. Failure to deliver a proposal in accordance with this procedure may result in it not being deemed timely received.
The Indivior Articles require that Indivior Shareholders who intend to propose, outside of Exchange Act Rule 14a-8, any resolution, including nominating candidates for election as directors, at the 2026 Indivior AGM must provide notice of such proposals in writing to Indivior’s Company Secretary at the address set forth below no earlier than the close of business on January 8, 2026, and no later than the close of business on February 7, 2026. However, if the date of the 2026 Indivior AGM is more than 30 days before or more than 60 days after May 8, 2026, such shareholder’s notice must be delivered in writing not earlier than the close of business on the 120th day prior to the date of the 2026 Indivior AGM and not later than the close of business on the later of: (A) the 90th day prior to the date of the 2026 Indivior AGM or (B) the 10th day following the day on which public announcement of the date of the 2026 Indivior AGM is first made by Indivior. The notice must set forth the information required by the Indivior Articles, including, if the proposal involves a director nomination, prescribed information about the candidate and about the shareholder proposing the candidate. In addition to satisfying the requirements of the Indivior Articles, to comply with the SEC’s universal proxy rules, Indivior Shareholders who intend to solicit proxies in support of director nominees, other than Indivior’s nominees, must provide a notice that complies with the requirements of Exchange Act Rule 14a-19 no later than March 9, 2026, or if the date of the 2026 Indivior AGM is more than 30 days before or after May 8, 2026, then such notice must be provided by the later of 60 days prior to the date of the 2026 Indivior AGM or the 10th day following the day on which public announcement of the date of the 2026 Indivior AGM is first made by Indivior.
Proposals should be sent to Indivior’s Company Secretary in writing to Indivior PLC, Attn: Company Secretary, 234 Bath Road, Slough, Berkshire, U.K., SL1 4EE. To be included in Indivior’s proxy materials, the proposal must comply with the requirements as to form and substance established by the SEC and the Indivior Articles and must be a proper subject for shareholder action under English law.
(c) As previously disclosed in a Current Report on Form 8-K filed June 24, 2025, effective June 20, 2025, each of Keith Humphreys, Daniel Ninivaggi, Barbara Ryan, Mark Stejbach, and David Wheadon, being the U.S. based non-executive directors of the Board of Directors (collectively, the “NEDs”), entered into a Purchase Plan with JP Morgan Securities LLC ("JPMS") pursuant to which JPMS will make quarterly purchases of the Company’s securities on behalf of each NED (the "Purchase Plan"). The NEDs intend for the Purchase Plan to qualify under SEC Rule 10b5-1. The Purchase Plan instructs JPMS to make purchases commencing on October 1, 2025 through and including July 6, 2026. The NEDs have instructed JPMS to make quarterly purchases of the Company's Ordinary Shares equal to approximately 70% (80% in the case of Dr. Wheadon) of their after-tax, base retainer fee for service as a director. The number of shares to be purchased cannot be determined at this time and will depend upon future market prices but is expected to consist of a minimum of $680,000 and a maximum of $715,000 worth of

Company shares (aggregate purchase price, before deduction of standard and customary commissions and fees).
Item 6. Exhibits.
(d) See Exhibit Index below

Exhibit No.	Description
3.1#	Articles of Association of Indivior PLC (adopted at the 2025 Annual General Meeting of Indivior PLC).
4.1
Contingent Value Rights Agreement dated as of March 2, 2023 between Indivior, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.21 to registration statement on Form 20-F filed May 23, 2023).

10.1.1*††
Non-Executive Director Purchase Plan among Keith Humphreys, Daniel Ninivaggi, Barbara Ryan, Mark Stejbach, David Wheadon, and J.P. Morgan Securities LLC effective June 20, 2025 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed June 24, 2025).

10.1.2*
Letter Agreement among Indivior PLC and Keith Humphreys, Daniel Ninivaggi, Barbara Ryan, Mark Stejbach, and David Wheadon, made as of June 20, 2025 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed June 24, 2025).

10.2*#	Form of Non-Executive Director Letter of Appointment.
10.3*#	Form of Non-Executive Director Deed of Indemnity.
31.1#	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.1#	Inline Interactive Data File
101.INS#	Inline XBRL Instance Document—this instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________
*Management Contract
#Filed herewith
†    Furnished herewith
†† Certain information has been redacted from this exhibit in reliance on Item 601(b)(10)(iv) of Regulation S-K. If requested by the Commission or its staff, the registrant agrees to promptly provide on a supplemental basis an unredacted copy of the exhibit and its materiality and privacy or confidentiality analyses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDIVIOR PLC (Registrant)
By: /s/ Ryan Preblick
Ryan Preblick, Chief Financial Officer
(Principal Financial Officer)
July 31, 2025