Form 10-Q
period 2025-09-30
INDIVIOR PLC
filed 2025-10-30
CIK 1625297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-37835
Indivior PLC
(Exact name of registrant as specified in its charter)

England and Wales		98-1204773
State or other jurisdiction of incorporation or organization		(I.R.S. Employer Identification No.)
10710 Midlothian Turnpike, Suite 125 North Chesterfield, VA 23235
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 1, 2025, the number of outstanding ordinary shares was 124,853,897.

Important cautionary note regarding forward-looking statements
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our performance or other events or developments in the future constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, express and implied statements pertaining to the Company’s financial guidance including revenue, gross margin and adjusted EBITDA for 2025 and its medium- and long-term growth outlook; expected levels of future rebate payments, research and development expenses, and capital expenditures; potential future investment opportunities; and statements containing the words "believe," "anticipate," "plan," "expect," "intend," "estimate," "forecast," "strategy," "target," "goal," "guidance," "outlook," "potential," "project," "priority," "may," "will," "should," "would," "could," "can," the negatives thereof, and variations thereon and similar expressions. By their nature, forward-looking statements involve risks and uncertainties as they relate to events or circumstances that may or may not occur in the future.
Actual results may differ materially from those expressed or implied in such statements because they relate to future events. For information about some of the risks and important factors that could affect our future results and financial condition, see the discussion of “Risk Factors” in our Annual Report on Form 10-K filed March 3, 2025, our Quarterly Reports on Form 10-Q filed May 1, 2025 and July 31, 2025, Part II Item 1A herein, and our other filings with the U.S. Securities and Exchange Commission.
We have based the forward-looking statements in this report on our current expectations and beliefs concerning future events. Forward-looking statements contained in this report speak only as of the day they are made and, except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether due to new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Indivior PLC
Condensed Consolidated Statements of Operations
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$314	$307	$881	$889
Cost of sales	83	66	179	183
Gross profit	230	241	702	707
Operating expenses:
Selling, general and administrative	155	142	445	437
Research and development	33	22	76	76
Acquired in-process research and development	—	1	—	1
Litigation settlement	—	36	1	196
Other operating (income) expense, net	(1)	4	(1)	4
Total operating expenses	187	206	521	715
Operating income (loss)	43	35	181	(8)
Other (income) and expenses:
Interest (income)[1]	(6)	(5)	(16)	(18)
Interest expense[1]	12	11	39	28
Income (loss) before income taxes	37	30	158	(18)
Income tax expense (benefit)[1]	(5)	8	50	(4)
Net income (loss)	$42	$22	$108	$(14)
[1] Sign convention modified beginning in Q2 2025 (for all periods presented)

Earnings (loss) per share
Basic	$0.34	$0.16	$0.87	$(0.11)
Diluted	$0.33	$0.16	$0.85	$(0.11)
Shares used in computing earnings (loss) per share
Basic	125	132	125	134
Diluted	129	133	127	134

See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$42	$22	$108	$(14)
Other comprehensive income, net of tax
Foreign currency translation	—	7	3	5
Other comprehensive income	—	7	3	5
Total comprehensive income (loss)	$43	$29	$111	$(9)

See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Condensed Consolidated Balance Sheets
(Amounts in millions, except per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$445	$319
Short-term investments	—	1
Accounts receivable, net of allowances of $2 (2025) and $3 (2024)	259	254
Inventories	155	167
Prepaid expenses	30	31
Current tax receivable	13	33
Other current assets	19	21
Total current assets	922	827
Long-term investments	28	27
Property, plant and equipment, net	124	100
Operating lease right of use assets, net	30	39
Goodwill and other intangible assets, net	2	6
Deferred tax assets	285	277
Other noncurrent assets	27	39
Total assets	$1,416	$1,316
Liabilities and shareholders' deficit
Current liabilities
Accrued rebates and product returns	$613	$562
Accounts payable and accrued expenses	215	216
Accrued litigation settlement expenses, current	106	99
Current portion of long-term debt	18	18
Operating lease liabilities, current	10	10
Income taxes payable	4	7
Other current liabilities	—	11
Total current liabilities	965	924
Long-term debt, less current portion	304	315
Accrued litigation settlement expenses, noncurrent	300	365
Operating lease liabilities, noncurrent	24	32
Other noncurrent liabilities	30	18
Total liabilities	$1,623	$1,652
Commitments and contingencies (Note 12)
Shareholders' deficit
Common stock, par value $0.50 per share Issued shares: 125 (2025) and 125 (2024)	62	62
Additional paid-in capital	109	90
Share repurchase commitment	—	(10)
Accumulated other comprehensive loss	(32)	(36)
Accumulated deficit	(346)	(443)
Total shareholders' deficit	(207)	(337)
Total liabilities and shareholders' deficit	$1,416	$1,316
See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Condensed Consolidated Statements of Stockholders’ Deficit
(Amounts in millions, except per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Share repurchase commitment	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity (deficit)
Balance, January 1, 2025	125	$62	$90	$(10)	$(36)	$(443)	$(337)
Net income	—	—	—	—	—	47	47
Other comprehensive income	—	—	—	—	1	—	1
Common stock issued	1	—	—	—	—	—	1
Common stock repurchased and canceled	(1)	—	—	—	—	(10)	(11)
Share-based compensation	—	—	6	—	—	—	6
Share repurchase liability movement, net	—	—	—	10	—	—	10
Settlement of tax on equity awards	—	—	(3)	—	—	—	(3)
Balance, March 31, 2025	125	62	93	—	(35)	(406)	(285)
Net income	—	—	—	—	—	18	18
Other comprehensive income	—	—	—	—	2	—	2
Share-based compensation	—	—	8	—	—	—	8
Balance, June 30, 2025	125	62	101	—	(33)	(388)	(257)
Net income	—	—	—	—	—	42	42
Common stock issued	—	—	1	—	—	—	1
Share-based compensation	—	—	6	—	—	—	6
Balance, September 30, 2025	125	$62	$109	$—	$(32)	$(346)	$(207)

See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Condensed Consolidated Statements of Stockholders’ Deficit
(Amounts in millions, except per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Share repurchase commitment	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity (deficit)
Balance, January 1, 2024	137	$68	$88	$(23)	$(30)	$(288)	$(184)
Net income	—	—	—	—	—	61	61
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Common stock issued	1	1	1	—	—	—	2
Common stock repurchased and canceled	(2)	(1)	—	—	—	(35)	(36)
Share-based compensation	—	—	6	—	—	—	6
Share repurchase liability movement, net	—	—	—	14	—	—	14
Settlement of tax on equity awards	—	—	(20)	—	—	—	(20)
Other	—	—	(1)	—	—	—	(1)
Balance, March 31, 2024	136	68	74	(9)	(32)	(262)	(161)
Net loss	—	—	—	—	—	(97)	(97)
Common stock repurchased and canceled	(2)	(1)	—	—	—	(33)	(34)
Share-based compensation	—	—	6	—	—	—	6
Share repurchase liability movement, net	—	—	—	5	—	—	5
Balance, June 30, 2024	134	67	80	(4)	(32)	(393)	(281)
Net income	—	—	—	—	—	22	22
Other comprehensive income	—	—	—	—	7	—	7
Common stock issued	—	—	1	—	—	—	1
Common stock repurchased and canceled	(5)	(2)	—	—	—	(50)	(52)
Share-based compensation	—	—	6	—	—	—	6
Share repurchase liability movement, net	—	—	—	(12)	—	—	(12)
Balance, September 30, 2024	130	65	88	(16)	(24)	(421)	(310)

See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$108	$(14)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	8	11
Amortization of right-of-use assets	7	8
Share-based compensation expense	21	18
Impairment of tangible and intangible assets	16	8
Unrealized loss on equity investments	1	7
Deferred income taxes	(8)	(30)
Acquired in-process research and development	—	1
Impact from foreign exchange movements	(2)	3
Other adjustments, net	2	—
Change in operating assets and liabilities:
Accounts receivable	(3)	3
Current inventories	16	(41)
Other current and noncurrent assets	38	389
Accrued legal and settlement expenses	(58)	(382)
Other current and noncurrent liabilities	49	71
Net cash provided by operating activities	194	53
Cash flows from investing activities:
Purchases of property and equipment	(42)	(13)
Purchases of in-process research and development and intangible assets	(1)	(1)
Purchases of investments in debt securities	(14)	(14)
Sales and maturities of debt securities	14	88
Net cash (used in) provided by investing activities	(42)	61
Cash flows from financing activities:
Proceeds from the issuance of common stock	2	3
Cash paid for repurchases of common stock	(11)	(123)
Repayments of debt	(12)	(2)
Settlement of tax on equity awards	(3)	(20)
Net cash used in financing activities	(25)	(142)
Net increase (decrease) in cash and cash equivalents	128	(28)
Exchange differences	(1)	(1)
Cash and cash equivalents at beginning of period	319	316
Cash and cash equivalents at end of period	$445	$288
See Notes to Condensed Consolidated Financial Statements.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
1. Business Overview, Basis of Presentation, and Recently Issued Accounting Standards
Business Overview
Indivior PLC and its subsidiaries (together, "Indivior" or the "Company") is a pharmaceutical company working to help change patients' lives by developing medicines to treat opioid use disorder (OUD). The Company's vision is that all patients will have access to evidence-based treatment for OUD and we are dedicated to transforming OUD from a human crisis to a recognized and treated chronic disease. Building on its portfolio of OUD treatments, Indivior's product candidate pipeline is designed to extend its heritage in this category.
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
The accounting policies of the Company are consistent with those disclosed in "Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Recently Adopted Accounting Standards
No new accounting standards were adopted during the nine months ended September 30, 2025.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses (as clarified by ASU 2025-01) was issued in November 2024, requires disclosure of specified information about certain costs and expenses in the notes to the financial statements and is required to be applied by the Company for fiscal periods beginning after December 15, 2027. As this accounting standard only impacts disclosures, it is not expected to have a material impact on the Company’s financial statements.
ASU 2025-05: Measurement of Credit Losses for Accounts Receivable and Contract Assets Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets was issued in July 2025 and allows entities to elect a practical expedient that assumes that the current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU No. 2025-05 is effective for annual and interim periods beginning after December 15, 2025, is to be applied on a prospective basis and allows for early adoption. Adoption is not expected to have a material impact on the Company's financial statements.
ASU No. 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software was issued in September 2025 and removes

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
all references to software development project stages. Software capitalization will begin when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-05 is effective for interim and annual periods beginning after December 15, 2027. The guidance may be applied on a prospective basis, a modified transition approach or a retrospective transition approach and allows for early adoption. Adoption is not expected to have a material impact on the Company's financial statements.
New Legislation
In July 2025, legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027, primarily impacting companies domiciled in the U.S. The Company evaluated the implications of these tax law changes and does not anticipate material impacts.

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
The financial data provided to the CODM is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
US:
SUBLOCADE*	$203	$177	$561	$524
Sublingual & other	51	61	157	188
OPVEE[1]	8	15	8	15
PERSERIS[2]	6	8	19	31
Total U.S.	267	261	745	757
Rest of World	47	46	137	132
Net revenue	314	307	881	889
Cost of sales	83	66	179	183
Gross profit	230	241	702	707
Operating expenses:
Selling and marketing	62	55	209	188
General and administrative	94	87	236	250
Total selling, general and administrative	155	142	445	437
Research and development	33	22	76	76
Acquired in-process research and development	—	1	—	1
Litigation settlement	—	36	1	196
Other operating expense (income), net	(1)	4	(1)	4
Total operating expenses	187	206	521	715
Operating income (loss)	43	35	181	(8)
Other (income) and expenses:
Interest (income)	(6)	(5)	(16)	(18)
Interest expense	12	11	39	28
Income (loss) before income taxes	37	30	158	(18)
Income tax expense (benefit)	(5)	8	50	(4)
Net income (loss)	$42	$22	$108	$(14)

*Total SUBLOCADE net revenue	$219	$191	$604	$562
Depreciation and amortization	$2	$4	$8	$11
Share-based compensation expense	$6	$6	$21	$18
1Discontinued sales and marketing support for OPVEE during the third quarter of 2025.
2Marketing and promotion activities for PERSERIS were discontinued in July 2024.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
Significant segment expenses within net income (loss) include cost of sales, selling and marketing, general and administrative, research and development, and litigation settlement at the consolidated level. Other segment items within net income (loss) include acquired in-process research and development, other operating expense (income), net, interest (income), interest expense, and income tax expense (benefit). Our CODM is also regularly provided depreciation and amortization and share-based compensation expense information, both of which are presented above and are recorded within cost of sales and selling, general and administrative expenses.
Revenue recognized from performance obligations satisfied in previous periods was $15 million and $60 million in the three and nine months ended September 30, 2025 and $5 million and $28 million during the three and nine months ended September 30, 2024, respectively.
3. Income Tax
Indivior is subject to taxation in several different jurisdictions. The Company's tax provision for each period presented was calculated using a forecasted annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total income (loss) before income taxes	$37	$30	$158	$(18)
Total income tax expense (benefit)	$(5)	$8	$50	$(4)
Total effective tax rate	(14)%	27%	32%	21%
Our income tax rate for the three months ended September 30, 2025 differs from the U.K. Federal statutory rate of 25%, primarily due to U.K. innovation deductions and a reduction in Pillar II top-up tax expense, offset by disallowed expenses.
Our income tax rate for the nine months ended September 30, 2025 differs from the U.K. Federal statutory rate of 25%, primarily due to expense recognized for a U.K. HMRC settlement which became probable during the second quarter of 2025, a valuation allowance against corporate interest limitation carryforwards, share-based compensation shortfall tax expense and disallowed expenses, partially offset by U.K. innovation deductions and intragroup financing transactions. The HMRC settlement relates to aspects of prior years' intercompany financing arrangements and is not expected to impact our future tax rates.
Our income tax rate for the three months ended September 30, 2024 differs from the U.K. Federal statutory rate of 25%, primarily due to disallowed expenses, offset by a reduction to a valuation allowance against corporate interest limitation carryforwards, excess share-based compensation benefit and intragroup financing transaction benefits.
Our income tax rate for the nine months ended September 30, 2024 differs from the U.K. Federal statutory rate of 25%, due primarily to disallowed expenses, offset by intragroup financing transaction benefits and excess share-based compensation benefits.
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

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
Changes in unrecognized tax benefits are summarized as follows for the nine months ended September 30, 2025.

(In millions)
Balance at December 31, 2024	$4
Additions for tax positions of prior years	32
Balance at September 30, 2025	$36
During the three months ended September 30, 2025, no new unrecognized tax positions were added. During the nine months ended September 30, 2025, we recorded $32 million in tax expense related to a settlement with U.K. HMRC which became probable during the second quarter of 2025, in relation to aspects of a finance structure in place from 2019 through May 2024. No other material changes to the Company's unrecognized tax benefit have occurred since December 31, 2024.
During the three and nine months ended September 30, 2025, the Company accrued and expensed interest of $1 million and $6 million, respectively.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations.
The Company is not subject to U.K. examinations by tax authorities for fiscal years before 2019 and U.S. federal income tax examinations by tax authorities for fiscal years before 2021. U.K. and U.S. state and local audits covering 2018 - 2022 are ongoing. An estimate of reasonably possible additional tax liabilities and interest that could arise on resolution of these examinations, including the impact from later periods, is in the range of nil to $12 million.
4. Inventories
Inventories are comprised of:

	September 30, 2025	December 31, 2024
Raw materials and consumables	$32	$33
Work in progress	43	51
Finished goods	82	94
Total Inventories, net	$157	$178
Inventory expected to be sold more than one year from the balance sheet date is classified as noncurrent inventory and recorded in other noncurrent assets on the condensed consolidated balance sheets. At September 30, 2025 and December 31, 2024, the noncurrent portion of inventory was $1 million and $10 million, respectively, and consisted primarily of raw materials and consumables (see Note 14. Revision of Previously Issued Financial Statements).
Cumulative inventory write-downs reflected in the carrying amounts above at September 30, 2025 and December 31, 2024 were $41 million and $26 million, respectively. In the quarter ended September 30, 2025, $16 million of inventory write-downs related to the discontinuation of sales and marketing support for OPVEE were recorded within cost of sales. See Note 13. Restructuring for additional details.

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
5. Property, Plant and Equipment, Net
A summary of property, plant and equipment is as follows:

	September 30, 2025	December 31, 2024
Land and buildings	$106	$76
Plant and equipment	77	76
Construction in progress	47	38
Gross property, plant and equipment	230	190
Less: Accumulated depreciation	(106)	(90)
Total property, plant and equipment, net	$124	$100
The Company capitalizes interest expense, if material, as part of the cost of construction of property, plant and equipment. Interest expense capitalized was $2 million and $4 million in the three and nine months ended September 30, 2025 and nil and $1 million in the three and nine months ended September 30, 2024, respectively.
Property, plant and equipment impairment charges related to the corporate initiative transition of $11 million were recognized in research and development expenses in the three and nine months ended September 30, 2025. See Note 13. Restructuring for additional details.
Capital expenditures of $1 million and $2 million were included in accounts payable and accrued expenses at September 30, 2025 and September 30, 2024, respectively.
6. Accounts Payable and Accrued Expenses

	September 30, 2025	December 31, 2024
Accounts payable	$41	$63
Accrued employee-related obligations	79	60
Accrued indirect tax and government fees	27	23
Accruals for third-party services	60	64
Accrued other expenses	8	6
Total accounts payable and accrued expenses	$215	$216
7. Accrued Litigation Settlement Expenses

	September 30, 2025			December 31, 2024
	Current	Non current	Total	Current	Non current	Total
Accrued litigation settlement expenses
DOJ-related	$51	$247	$299	$52	$296	$348
Antitrust claims	20	—	20	24	—	24
Opioid litigation	27	53	80	15	61	76
Other	8	—	8	8	8	16
Total accrued litigation settlement expenses	$106	$300	$406	$99	$365	$464

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
DOJ-related
In July 2020, the Company settled criminal and civil liability with the U.S. Department of Justice (DOJ), the U.S. Federal Trade Commission (FTC), and U.S. state attorneys general. A scheduled payment of $52 million was made during the nine months ended September 30, 2025 with respect to this matter.
Opioid litigation
The accrual of $80 million at September 30, 2025 reflects the present value of the agreed amount in a settlement covering certain opioid litigation (including cases in the Opioid MDL). The provision is measured using a risk-free rate.
Antitrust claims
An installment of $5 million was paid in the nine months ended September 30, 2025 in relation to antitrust litigation. The remaining accrual of $20 million at September 30, 2025 reflects the net present value (NPV) at the risk-free rate of the amounts to be paid in 2025. This final settlement resolved all of the Company’s remaining legacy antitrust litigation.
See Note 12. Commitments and Contingencies for additional information on legal matters.
8. Debt
The Company has a note purchase agreement with an original principal amount of $350 million and a committed revolving credit facility of $50 million, both of which mature in November 2030. None of the $50 million revolving credit facility has been drawn upon.
The outstanding balance of the note purchase agreement of $337 million and $350 million as of September 30, 2025 and December 31, 2024, respectively, is secured by substantially all of the assets of the Company's subsidiaries, primarily in the form of guarantees issued by respective subsidiaries. Interest expense was $9 million and $26 million for the three and nine months ended September 30, 2025 and $7 million and $20 million for the three and nine months ended September 30, 2024, respectively.
The Company was in compliance with all debt covenants at September 30, 2025.
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.
The Company’s only financial instruments which are measured at fair value on a recurring basis are equity securities. The fair value of equity securities is based on quoted market prices (Level 1 inputs) on the measurement date. The fair value of equity securities at September 30, 2025 and December 31, 2024 was nil and $1 million, respectively.
The fair value of corporate debt securities at September 30, 2025 and December 31, 2024 was $28 million and $27 million, respectively. The fair value of corporate debt securities held at amortized cost was

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
calculated based on quoted market prices which would be classified as Level 1 in the fair value hierarchy above. At September 30, 2025, the Company's debt securities were held by a separate cell of an insurance company as part of an agreement to fund insurance coverage. These debt securities are classified as long-term investments on the condensed consolidated balance sheets as access to the investments is subject to contractual restrictions, regardless of the underlying investment maturity.
The fair value of debt at September 30, 2025 and December 31, 2024 was $337 million and $350 million, respectively. The fair value of debt is based on unobservable inputs and is classified as Level 3 in the hierarchy above. Given the short period since the initial issuance date and no significant changes in the economic environment or bond yields, the carrying value reasonably reflects fair value at September 30, 2025.
10. Earnings Per Share
The following table summarizes the calculation of basic and diluted earnings (loss) per share for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$42	$22	$108	$(14)

Basic weighted-average shares outstanding	125	132	125	134
Effect of potentially dilutive securities:
Restricted stock awards[1]	4	—	2	—
Diluted weighted-average shares outstanding	129	133	127	134

Basic earnings (loss) per share	0.34	0.16	0.87	(0.11)
Diluted earnings (loss) per share	0.33	0.16	0.85	(0.11)
1The potential shares excluded from the diluted earnings per share computation because of the antidilutive impact were nil in the three and nine months ended September 30, 2025 and nil and 1 million for the three and nine months ended September 30, 2024, respectively.
The weighted average number of shares is adjusted for the number of shares granted to the extent market conditions have been met at the balance sheet date and determined using the treasury stock method.
Conditional awards of 5 million shares were granted in the nine months ended September 30, 2025 and 2 million in the nine months ended September 30, 2024 under the Company’s Long-Term Incentive Plan, respectively.
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

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Compensation expense related to share-based payments	$6	$6	$21	$18
Indivior Long-Term Incentive Plan (LTIP)
A summary of the service-based restricted share awards and performance-based share awards activity under the LTIP for the nine months ended September 30, 2025 is presented below (values in thousands):

	Outstanding Service-Based Restricted Share Awards	Outstanding Performance-Based Share Awards
Shares at December 31, 2024	1,036	4,717
Granted	2,349	3,011
Issued	(275)	(286)
Canceled/forfeited/adjusted	(625)	(2,079)
Shares at September 30, 2025	2,484	5,364
The weighted average fair value per share of the service-based restricted share awards granted was $10.23 for the nine months ended September 30, 2025, based on the fair market value at the date of grant. The total fair value of restricted share awards issued was $5 million for the nine months ended September 30, 2025.
The weighted average fair value per share of the performance-based share awards granted per share was $8.79 for the nine months ended September 30, 2025, calculated using the weighted average fair market value for each of the component goals at the date of grant. The total fair value of performance-based share awards issued was nil for the nine months ended September 30, 2025.
Total compensation cost for unvested awards not yet recognized at September 30, 2025 was $23 million and $26 million for service-based restricted share awards and performance-based restricted awards, respectively. We recognize compensation cost over the expected remaining weighted-average period of 2.2 years and 2.3 years for service-based restricted share awards and performance-based share awards, respectively.
Share Options
The Company did not grant any share options in the nine months ended September 30, 2025. No share options were exercised in nine months ended September 30, 2025.
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
Civil Opioid Litigation
As previously disclosed, pursuant to mediation, the Company, the Plaintiffs' Executive Committee

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
(PEC), and an executive committee of state attorneys general reached settlement terms related to certain civil opioid litigation (discussed below), which would allow subdivisions, including those cities and counties that filed suit against Indivior as discussed below, to potentially sign on to the terms of a settlement. No states have indicated that they do not intend to opt in except the State of Maryland. Maryland could elect to join later in the process. The process for the subdivisions of the various states to elect whether to participate in the settlement will take time (the "opt-in process"). The Company separately executed a master settlement agreement with the Tribal Leadership Committee (TLC), which is now complete with all tribes signing off on settlement. Whether the settlements with the subdivisions or states will be finalized and the actions dismissed depends on sufficient participation in each agreement. The Company presently anticipates that the opt-in process will not be complete before the end of January 2026; however, there is no assurance that this will occur at that time. The Company has recorded a related provision of $80 million, reflecting the NPV of the agreed amount (See Note 7. Accrued Litigation Settlement Expenses).
The Company has been named as a defendant in more than 400 civil lawsuits alleging that manufacturers, distributors, and retailers of opioids engaged in a longstanding practice to market opioids as safe and effective for the treatment of long-term chronic pain to increase the market for opioids and their own market shares for opioids, or alleging individual personal injury claims. Most of these cases have been consolidated and are pending in a federal multi-district litigation in the U.S. District Court for the Northern District of Ohio. See In re National Prescription Opiate Litigation, MDL No. 2804 (N.D. Ohio) (the "Opioid MDL"). The mediation and potential settlement discussed above was designed to include subdivisions such as cities and counties and tribal nations. Nearly two-thirds of the cases in the Opioid MDL were filed by cities and counties. Cases brought by cities and counties outside of the MDL include, for example, 35 actions pending in New York state court, 9 writs filed in Pennsylvania state court, and actions brought in federal district courts in Florida and Georgia. Litigation against the Company in the Opioid MDL and the other federal courts is stayed. The New York state court has not yet entered a case management order. The Company has not yet been served with a complaint in any of the Pennsylvania state court matters. About one-third of the cases in the Opioid MDL were filed by private plaintiffs, most of whom assert claims relating to neonatal abstinence syndrome ("NAS"). The mediation and settlements discussed above would not resolve private plaintiff cases against the Company (whether they were filed in the MDL or not).
On May 23, 2024, the Consumer Protection Division of the Office of the Attorney General of Maryland served on Indivior Inc. an administrative subpoena related generally to opioid products marketed and sold in Maryland. Indivior Inc.'s response to the subpoena remains ongoing.
On October 28, 2024, Indivior Inc. was named as one of numerous defendants in five individual complaints involving claims related to NAS and filed in West Virginia state court, that were transferred to West Virginia's Mass Litigation Panel. See In re Opioid Litigation, No. 22-C-9000 NAS (W.V. Kanawha Cnty. Cir. Ct.) ("WV MLP Action"). The plaintiffs filed a notice of appeal in the West Virginia Supreme Court as to all defendants, including Indivior, on February 27, 2025. Briefing on this matter was completed in August. There has been no decision by the West Virginia Supreme Court.
As it relates to the private complaints and any subdivisions or states that do not opt in to the opt-in process, the Company believes it has meritorious defenses, and intends to vigorously defend itself in all actions that would not be resolved by the proposed settlement. Given the status and preliminary stage of litigation, no estimate of total possible loss for those matters can be made at this time.
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

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
As of October 29, 2025 Dental MDL Plaintiffs of over 1,900 cases naming over 22,500 plaintiffs have been consolidated in multi-district litigation in the Northern District of Ohio. See In Re Suboxone (Buprenorphine/Naloxone) Film Products Liability Litigation, MDL No. 3092 (N.D. Oh.) (the "Dental MDL").
Dental MDL Schedule A Plaintiffs: One complaint filed in the Dental MDL on June 14, 2024 attached a schedule of nearly 10,000 plaintiffs (the “Schedule A Plaintiffs”). The parties negotiated a tolling agreement for the Schedule A Plaintiffs that would permit plaintiffs’ counsel additional time to investigate issues such as whether any Indivior product was used before determining whether to file individual complaints to be coordinated with the Dental MDL. Plaintiffs have been dismissing Schedule A claimants pursuant to a mechanism provided by the court. As of October 29, 2025 the plaintiffs had reduced the number of Schedule A claimants to 8,035.
State Court Plaintiffs: One complaint has been filed in New Jersey state court, and the parties have agreed to toll the claims of more than 975 other individuals in Delaware, New Jersey, and Virginia. Complaints have not yet been filed on behalf of the tolled individuals.
Proposed class actions based on similar allegations as in the Dental MDL, but also relating to SUBOXONE Tablets, were filed in Quebec and British Columbia against various subsidiaries of the Company, among other defendants, in April 2024.
The Company has begun its evaluation of the claims, believes it has meritorious defenses, and intends to vigorously defend itself. Given the status and preliminary stage of litigation, no estimate of possible loss can be made at this time.
U.K. Shareholder Claims
On September 21, 2022, certain shareholders issued representative and multiparty claims against Indivior PLC in the High Court of Justice for the Business and Property Courts of England and Wales, King’s Bench Division. The claims made in both the representative and multiparty actions generally allege that Indivior PLC violated the U.K. Financial Services and Markets Act 2000 (“FSMA 2000”) by making false or misleading statements or material omissions in public disclosures, including the 2014 Demerger Prospectus, regarding an alleged product-hopping scheme regarding the switch from SUBOXONE Tablets to SUBOXONE Film. Indivior PLC filed an application to strike out the representative action, which ultimately was struck out by the High Court and affirmed on appeal. On August 8, 2025 those certain shareholders served their "Particulars of Claim" on Indivior PLC related to the multiparty action. On October 6, 2025, the Company served on those certain shareholders its Defence. The deadline for the certain shareholders to file their Reply to the Defence is November 17, 2025. The Company has begun its evaluation of the remaining claims, believes it has meritorious defenses, and intends to vigorously defend itself. Given the status and preliminary stage of the litigation, no estimate of possible loss can be made at this time.
U.S. Shareholder Claims
A class action lawsuit was filed against Indivior PLC, Mark Crossley (the former CEO of the Company), and Ryan Preblick (the CFO of the Company) on August 2, 2024, alleging violations of certain U.S. federal securities laws, and the lead plaintiff filed an amended complaint on December 5, 2024 which also named Richard Simkin (the former CCO of the Company) as a defendant. The defendants moved to dismiss. On September 15, 2025, the court granted the motion to dismiss. The defendants did not file an appeal by the deadline of October 15, 2025.
13. Restructuring
On August 26, 2025, the Company announced major initiatives as part of Phase 1 of the Indivior Action Agenda — Generate Momentum. Related to these initiatives, in the three months ended

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
September 30, 2025, $35 million of corporate initiative transition costs were recognized, consisting of headcount reductions, impairment of real estate, and consulting, legal and tax expenses.
Additionally, during the third quarter, the Company discontinued the sales and marketing support for OPVEE. The Company recognized $37 million of costs in the three months ended September 30, 2025, including the write-down of inventory and intangible assets and expenses related to contract termination. No additional costs related to the costs in the table below are expected to be incurred.

Impairment charges, provisions, write-downs and other	2025
Charged to Cost of sales:
OPVEE inventory write-down	$16
OPVEE contract termination and related expenses	16
OPVEE intangible asset impairment	5
Sub-total: Cost of sales	37
Charged to Research and development:
Corporate initiative transition costs - impairment of PPE, net	11
Corporate initiative transition costs - severance, legal, consulting, and other	2
Sub-total: Research and development	13
Charged to Selling, general and administrative:
Corporate initiative transition costs - severance, legal, consulting, and other	22
Sub-total: Selling, general and administrative	22
Total charges	$72
Prior to the third quarter, there were no obligations related to the costs shown in the table above. As of September 30, 2025, remaining obligations for these restructuring costs were $16 million for OPVEE contract termination and related expenses and $13 million for severance, legal, consulting, and other corporate initiative transition costs.
14. Revision of Previously Issued Financial Statements
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

Indivior PLC
Notes to the Condensed Consolidated Financial Statements
(Dollars and shares in millions)
(Unaudited)
Revisions to unaudited selected quarterly financial data presented in our Annual Report on Form 10-K for the year ended December 31, 2024 are summarized as follow

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
15. Subsequent Events
In October 2025, the Company initiated the optimization of the ROW business with plans to exit several non-U.S. markets, including the U.K., Ireland, Sweden, Israel, Finland and Italy. The Company will continue to own and operate its Fine Chemicals Plant in Hull, U.K. and will also continue to sell product and maintain operations in Canada, Australia and France, and sell product in Germany.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q and with our audited consolidated financial statements, including the accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024. As discussed in Note 14. Revision of Previously Issued Financial Statements, the Company revised its previously issued financial statements to correct an accrual overstatement that did not have a material impact for any of the prior quarters or the annual periods in which they occurred. Amounts included in the discussion below for the three and nine months ended September 30, 2024 reflect the revisions.
Indivior is a pharmaceutical company working to help change patients' lives by developing medicines to treat OUD. The Company's vision is that all patients will have access to evidence-based treatment for OUD and we are dedicated to transforming OUD from a human crisis to a recognized and treated chronic disease. Building on its portfolio of OUD treatments, Indivior has a pipeline of product candidates designed to expand on its heritage in this category.
Operating Results
Overview
The Company operates as one business segment, which is predominantly the development, manufacture and sale of buprenorphine-based prescription drugs for the treatment of opioid dependence and related disorders, and nalmefene nasal spray for emergency opioid overdose reversal. Substantially all our net revenue was derived from sales of SUBLOCADE and other buprenorphine-based sublingual products (including SUBOXONE Film, SUBOXONE Tablet and SUBUTEX Tablet). SUBLOCADE accounted for 70% and 69% of our net revenue for the three and nine months ended September 30, 2025, respectively, and 62% and 63% for the three and nine months ended September 30, 2024, respectively. Other buprenorphine-based sublingual products accounted for 26% and 28% of our net revenue for the three and nine months ended September 30, 2025, respectively, and 30% and 31% for the three and nine months ended September 30, 2024, respectively. In the U.S., SUBOXONE Film had an oral buprenorphine medically assisted treatment (BMAT) average share of 14.0% and 15.3% in the three months ended September 30, 2025 and 2024, respectively, according to data from IQVIA.
Recent Developments
For a discussion of recent developments with respect to litigation and tax settlements, see Note 12. Commitments and Contingencies and Note 3. Income Tax, respectively.
In August, 2025, the Company announced major initiatives as part of Phase 1 of the Indivior Action Agenda — Generate Momentum. In the three months ended September 30, 2025, $35 million of costs were recognized relating this agenda, consisting of severance for headcount reductions, impairment of real estate, and consulting, legal and tax expenses.
During the third quarter, the Company made a strategic decision to discontinue the sales and marketing support for OPVEE, its opioid overdose reversal product. The Company will continue to distribute OPVEE upon request and meet all required contractual and regulatory obligations. As a result of this decision, the Company recognized $37 million of costs in the three months ended September 30, 2025, including the write-down of inventory and intangible assets and expenses related to contract termination.
In October 2025, the Company initiated the optimization of the ROW business with plans to exit several non-U.S. markets, including the U.K., Ireland, Sweden, Israel, Finland and Italy. The Company will continue to own and operate its Fine Chemicals Plant in Hull, U.K. and will also continue to sell product and maintain operations in Canada, Australia and France, and sell product in Germany. These countries collectively represent 77% of forecasted ROW net revenue for the year. The optimization is expected to result in total charges ranging from $30 million to $50 million, primarily relating to headcount reductions, real estate consolidations, asset impairments, consulting services, and contractual termination and related costs. The majority of the charges will be recognized in the fourth quarter of 2025 and first quarter of 2026. These estimates are subject to a number of assumptions and actual expenses may differ materially from the estimates disclosed above.
In July 2025, the Company cancelled its London Stock Exchange listing and now trades exclusively on Nasdaq under the symbol "INDV", which aligns to the Company's capital markets footprint and a stronger focus on SUBLOCADE growth in the U.S.
Results of operations
Net revenue
Net revenue for the three and nine months ended September 30, 2025 and 2024 was driven by sales of SUBLOCADE and other buprenorphine-based sublingual products (including SUBOXONE Film and SUBOXONE Tablet).

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
U.S.:
SUBLOCADE*	203	177	14%	561	524	7%
Film/other	51	61	(17)%	157	188	(16)%
OPVEE	8	15	(49)%	8	15	(48)%
PERSERIS	6	8	(18)%	19	31	(40)%
Total U.S.	267	261	2%	745	757	(2)%
Rest of the World	47	46	2%	137	132	3%
Net revenue	$314	$307	2%	$881	$889	(1)%

*Total SUBLOCADE net revenue (U.S. and Rest of the World)	$219	$191	15%	$604	$562	8%
Total net revenue increased by $7 million, or 2%, and decreased by $8 million, or 1%, in the three and nine months ended September 30, 2025, respectively, and U.S. net revenue increased by $6 million, or 2%, and decreased by $12 million, or 2%, in the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024.
U.S. net revenue. The U.S. is our largest market. Rebates, discounts and returns and other offsets to gross revenues are reflected in net revenue. U.S. net revenue from SUBLOCADE increased by $25 million, or 14%, and $38 million, or 7%, in the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, reflecting increase dispenses, the benefit of changes in estimate related to rebate accruals of $10 million, and a stocking benefit of $4 million. U.S. net revenue from other products declined $19 million and $50 million in the three and nine months ended September 30, 2025, reflecting the impact of increased competitive activity resulting in lower pricing and market share in the U.S. for SUBOXONE Film. Lower OPVEE volumes in 2025 and the decline in PERSERIS net revenue following the decision to discontinue commercial sales support in July 2024 also contributed to the net revenue decline in the three and nine months ended September 30, 2025. During the third quarter of 2025, the Company made a strategic decision to discontinue sales and marketing support for OPVEE, although it will continue to distribute OPVEE upon request and meet all required contractual and regulatory obligations.
Rest of the World net revenue. In the three and nine months ended September 30, 2025, net revenue attributable to Rest of the World increased by $1 million, or 2%, and $4 million, or 3%, respectively, as compared to the same periods in 2024, reflecting positive contributions from newer products (SUBLOCADE / SUBUTEX® Prolonged Release and SUBOXONE Film) that were partially offset by ongoing generic erosion of the legacy tablet business. In the three and nine months ended September 30, 2025, SUBLOCADE / SUBUTEX Prolonged Release net revenue in Rest of World was $16 million and $43 million, respectively, as compared to $13 million and $38 million for the same periods in 2024, respectively. We expect incremental growth from new products to continue to more than offset net revenue declines in the legacy tablet business in 2025, though Rest of World net revenue will be impacted by our plans to exit several non-U.S. markets. The countries in which we will continue operations or distribution represent 77% of forecasted Rest of World net revenue.
Estimates, assumptions and judgments applied to determine the provision for rebates, discounts and returns are set out in "Item 8. Financial Statements—Note 2. Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2024.
The following table provides a summary of activities with respect to accrued rebates and product returns and prompt pay discounts for the nine months ended September 30, 2025:

Accrued rebates and product returns and prompt pay discounts (in millions)	September 30, 2025	September 30, 2024
Opening balance at January 1	$565	$535
Accruals related to sales made in:
Current period	1,139	1,112
Prior period	(60)	(28)
Payments and credits	(1,028)	(1,011)
Closing balance at end of period	$616	$608
Accrued rebates and product returns include chargebacks as these are paid by Indivior. Prompt pay discounts are recorded as offsets to accounts receivable as of September 30, 2025. Accrued rebates and product returns and prompt pay discounts increased to $616 million as of September 30, 2025 from $608 million as of September 30, 2024.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
Cost of sales	$83	$66	26%	$179	$183	(2)%
Gross margin	73%	79%	(5)%	80%	79%	—%
Operating expenses:
Selling, general and administrative	155	142	9%	445	437	2%
Research and development	33	22	48%	76	76	—%
Acquired in-process research and development	—	1	(100)%	0	1	(100)%
Litigation settlement expenses(1)	—	36	NM	1	196	NM
Other operating (income) expense, net	(1)	4	NM	(1)	4	(126)%
Total operating expenses	187	206	(9)%	521	715	(27)%
Net interest expense	6	5	18%	23	10	129%
Income tax expense (benefit)	$(5)	$8	NM	$50	$(4)	NM
________________
(1)See Item 1. Financial Statements—Note 7. Accrued Litigation Settlement Expenses.
Cost of sales. Cost of sales increased $17 million, or 26%, and decreased $3 million, or 2%, in the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024. The increase reflects $37 million of impairment and other costs in the three and nine months ended September 30, 2025 associated with the discontinuation of sales and marketing support for OPVEE, as well as a $10 million write-down of SUBLOCADE inventory in the nine months ended September 30, 2025 due to expected expiration of finished goods prior to sale. The three and nine months ended September 30, 2024 include $10 million and $42 million, respectively, of costs related to the discontinuation of PERSERIS marketing and promotional activities.
Gross margin, which we define as gross profit divided by net revenue, was 73% and 80% in the three and nine months ended September 30, 2025, respectively, as compared to 79% and 79% in the same periods of 2024, respectively. The changes were primarily driven by the cost of sales factors described above. In addition, both periods of 2025 benefited from favorable mix reflecting SUBLOCADE volume growth and the benefit of changes in estimates related to rebate accruals.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $13 million, or 9%, and increased by $8 million, or 2%, in the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024. Selling, general and administrative expenses in the three and nine months ended September 30, 2025 include $22 million of corporate transition initiative costs related to Phase 1 of the Indivior Action Agenda announced in August 2025. Selling, general and administrative expenses in the same periods of 2024 include $9 million and $12 million, respectively, of severance and other costs associated with the discontinuation of marketing and promotion of PERSERIS. Investments in U.S. SUBLOCADE marketing contributed $6 million and $21 million, respectively, of the increase in the three and nine months ended September 30, 2025. Both periods of 2025 also benefited from streamlining actions taken in 2024, including narrowing the Company's commercial focus on OUD treatments and discontinuing marketing and promotion of PERSERIS.
Research and development expenses. Research and development expenses increased by $11 million, or 48% in the three months ended September 30, 2025 and remained flat in the nine month period, as compared to the same periods of 2024. Research and development expenses in the three and nine months ended September 30, 2025 included the impact of $13 million of restructuring and impairment costs related to Phase 1 of the Indivior Action Agenda announced in August 2025. Excluding these impacts, lower research and development costs primarily reflect the Company's actions to refocus its development pipeline on the Phase 2 OUD assets (INDV-2000 and INDV-6001). We expect research and development expenses to continue to track below 2024 levels through the remainder of the year.
Net interest expense. Net interest expense was $6 million and $23 million in the three and nine months ended September 30, 2025, respectively, as compared to net interest expense of $5 million and $10 million in the three and nine months ended September 30, 2024. Higher net interest expense in the nine months ended September 30, 2025 includes $4 million related to an expected U.K. tax settlement and reflects interest expense on the larger amount borrowed under the Company's new borrowing arrangement secured in late 2024.
Income tax expense (benefit). Income tax benefit of $5 million and income tax expense of $50 million in the three and nine months ended September 30, 2025, respectively, as compared to income tax expense of $8 million and income tax benefit of $4 million in the three and nine months ended September 30, 2024, resulted in an effective tax rate of 14% and 32% in the three and nine months ended September 30, 2025, respectively. Both periods benefited from intragroup financing transactions; however, in the nine months ended September 30, 2025 this benefit was fully offset by a tax reserve for an HMRC settlement. During the three months ended September 30, 2025, HMRC's acceptance of our proposed settlement within calendar year 2025 became probable. Accordingly, the settlement payment is expected to be treated as a covered tax, effectively eliminating our Pillar II top-up tax expense for the year. Neither the settlement cost nor the resulting Pillar II elimination are expected to recur in future periods. In the three and nine months ended September 30, 2024, the Company incurred disallowed expenses, offset by share-compensation excess tax benefits and intragroup financing transaction benefits.
In July 2025, legislation commonly referred to as the OBBBA was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027, primarily impacting companies domiciled in the U.S. The Company is evaluating the implications of these tax law changes and does not currently anticipate material impacts.
Known Risks and Uncertainties
Many risks and uncertainties are discussed in the Risk Factors section in Item 1A of our Annual Report on Form 10-K filed March 3, 2025 and Quarterly Reports on Form 10-Q filed May 1, 2025 and July 31, 2205, Part II Item 1A herein, and our other filings with the U.S. Securities and Exchange Commission.
Regulatory Uncertainties
The budget reconciliation legislation of 2025, the OBBBA, was signed into law in July 2025. The OBBBA contains a variety of provisions that could impact our business and results of operations, and States, Medicaid plans and providers may respond to policy and sector change by limiting patient eligibility and care delivery in ways that affect access to treatment for OUD, including: innovative or higher cost treatments could be deprioritized or removed from states formularies; changes to Medicaid funding and eligibility rules, including more frequent redeterminations for beneficiaries receiving coverage through Medicaid; a requirement for adults made eligible under the Affordable Care Act ("ACA") to meet work or community engagement standards (from which persons with substance use disorder are exempt); changes to federal requirements regarding Medicaid state directed payments and provider taxes; and establishes a new rural health transformation program, among other provisions. Additional federal and state guidance is expected to be issued in order to implement these OBBBA provisions, most of which have effective dates in 2027 and 2028. Additionally, in June 2025, CMS finalized the Marketplace Integrity and Affordability Regulation which modifies the ACA exchange open enrollment periods and eligibility for premium tax credits, among other requirements.

Liquidity and Capital Resources
Overview
The Company's financial condition is summarized as follows:

(In millions)	September 30, 2025	December 31, 2024
Financial assets:
Cash and cash equivalents	$445	$319
Investments - short-term	—	1
Investments - long-term	28	27
Total cash and investments	$473	$347
Borrowings:
Short-term borrowings	$18	$18
Long-term borrowings	$304	$315
Cash flows

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$194	$53
Investing activities	(42)	61
Financing activities	$(25)	$(142)
Operating activities
Net cash provided by operating activities was $194 million and $53 million during the nine months ended September 30, 2025 and 2024, respectively, an increase of $141 million. Net cash provided by operating activities in the nine months ended September 30, 2025 primarily reflected higher cash generated from operations.
Both periods reflected scheduled payment of litigation settlements. Refer to Item 1. Financial Statements—Note 7. Accrued Litigation Settlement Expenses for additional details.
Investing activities
Net cash used in investing activities was $42 million and net cash provided by investing activities was $61 million in the nine months ended September 30, 2025 and 2024, respectively, a decrease of $103 million. The change reflects lower proceeds from maturities of investments, partly offset by an increase in capital expenditures.
We expect approximately $45 million to $55 million of capital expenditures for the full year 2025 and an additional $35 million to $45 million in 2026, primarily related to the Raleigh Manufacturing Facility SUBLOCADE suite.
The Company expects to continue evaluating investment opportunities in commercial stage assets, with no current commitments.
Financing activities
Net cash used in financing activities decreased by $117 million in the nine months ended September

30, 2025. Net cash used in financing activities in the current period primarily reflects lower cash outflows for shares repurchased and canceled and the settlement of tax on equity awards, partially offset by higher scheduled repayments under the Company's new debt facility. In 2025, the annual scheduled repayments are 5% of the original gross loan balance.
Current Liabilities
Our current liabilities exceed our current assets by $43 million and total liabilities exceed our total assets by $207 million. The Company sustains negative working capital because of the timing of rebate payments relative to the collection of accounts receivable.
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
Capital Expenditures

	Nine Months Ended September 30,
(in millions)	2025	2024
Purchases of property, plant and equipment	$42	$13
The Company’s capital expenditures primarily reflect investments in the expansion of the Raleigh Manufacturing Facility.
Contractual Obligations
Our contractual obligations as of September 30, 2025 that require material cash requirements in the future consist of debt repayments, litigation settlements, commercial commitments related to contract manufacturing and supply of materials, capital expenditures, lease and employee-related obligations, and contractual milestones. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025 no material changes to our contractual obligations have occurred beyond the ordinary course of business.
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

Critical Accounting Estimates
Our significant accounting policies, which include management’s estimates and judgments, are included in "Item 1. Financial Statements - Note 2 Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2024. No significant changes to our accounting policies occurred during the quarter ended September 30, 2025. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates is included in the Critical Accounting Estimates section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Indivior PLC’s disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting ("ICFR", as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2025 that has materially affected, or is likely to materially affect, the Company’s ICFR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
The descriptions of our litigation and regulatory matters, and other matters, contained in Item 1. Financial Statements—Unaudited Condensed Consolidated Financial Statements - Note 12. Commitments and Contingencies to our financial statements are incorporated herein by reference.
Item 1A. Risk Factors.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Shares of common stock repurchased by the Company during the quarter ended September 30, 2025, were as follows:

Period	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
Jul. 1 to Jul. 31	—	—	—	12,465,585
Aug. 1 to Aug 31	2,053(2)	$24.28	—	12,465,585
Sept. 1 to Sept. 30	33,086(2)	$24.73	—	12,465,585
(1)Reflects balance of shares that might be repurchased under the authority granted by shareholders at the Annual General Meeting ("AGM") held May 8, 2025. No Board authority to repurchase shares existed after January 31, 2025.
(2)Reflects shares netted to pay applicable withholding taxes on the release of awards under the 2023 LTIP, 2024 LTIP, and 2025 LTIP.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
(d) See Exhibit Index below

Exhibit No.	Description
3.1	Articles of Association of Indivior PLC (adopted at the 2025 Annual General Meeting of Indivior PLC) (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed July 31, 2025).
4.1
Contingent Value Rights Agreement dated as of March 2, 2023 between Indivior, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.21 to registration statement on Form 20-F filed May 23, 2023).

10.1*	Employment Agreement dated as of January 1, 2025 by Indivior, Inc. and Ryan Preblick(incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 22, 2025).
10.2*
Confidentiality, Proprietary Rights and Non-Competition Agreement entered into as of January 1, 2025 by Indivior, Inc. and Ryan Preblick (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 22, 2025).

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
October 30, 2025