Form 10-K
period 2025-12-31
Indivior Pharmaceuticals, Inc.
filed 2026-02-26
CIK 1625297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-37835
Indivior Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware		41-2520873
State or other jurisdiction of incorporation or organization		(I.R.S. Employer Identification No.)
10710 Midlothian Turnpike Suite 125 North Chesterfield, VA 23235
(address of principal executive offices)(zip code)
Registrant's telephone number, including area code: (804) 379-1040
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	INDV	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☑	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2025 was approximately $1.83 billion based on the Nasdaq closing price for such shares on that date. For purposes of this calculation, the registrant has assumed that all of its directors and executive officers were affiliates.
As of January 31, 2026, the number of shares of common stock outstanding was 125,065,242.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

i

GLOSSARY

ANDA means an abbreviated new drug application filed with the FDA.
Aquestive means Aquestive Therapeutics, a third-party CMO that manufactures and supplies SUBOXONE Film exclusively for us.
BARDA means the U.S. Biomedical Advanced Research and Development Authority.
BMAT means buprenorphine-medically assisted treatment, the process to treat OUD patients treated with Buprenorphine (as opposed to methadone or other medicines).
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
Curia means Curia Burlington, Inc. or its affiliate Curia New Mexico, LLC, as the context requires, a third-party CMO who manufactures SUBLOCADE exclusively for us.
DEA means the United States Drug Enforcement Administration.
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
EU means the European Union.
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
Group means Indivior Pharmaceuticals, Inc. and, as the context requires, its consolidated subsidiaries.
HCl means buprenorphine hydrochloride, the active pharmaceutical ingredient used in the formulation of SUBLOCADE long-acting injection, SUBOXONE Film, SUBUTEX Tablet, and SUBOXONE Tablet.
HCP means healthcare provider, and may refer to a physician, physician’s assistant, or nurse, under appropriate circumstances.
HHS-OIG means the Health and Human Services Office of the Inspector General.
HMRC means His Majesty's Revenue and Customs, the taxing authority in the U.K.
ICFR means internal control over financial reporting
ICH means International Conference on Harmonization, which publishes guidelines by which clinical trials of medicinal products in the EU must be conducted.
IND means an investigational new drug application filed with the FDA.
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
Nasdaq means the Global Select Market of The Nasdaq Stock Market LLC.
NDA means a new drug application submitted to the FDA for review, which generally must include data from at least two well-controlled clinical trials demonstrating safety and effectiveness, as well as characterization of the drug product and a description of the manufacturing process, controls and facilities.
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
Opiant means Opiant Pharmaceuticals Inc., a specialty pharmaceutical company developing medicines for addictions and drug overdose. We completed our acquisition of Opiant on March 2, 2023.

Opioid MDL means the multi-district litigation in which the Company was named as a defendant in more than 400 civil lawsuits alleging that manufacturers, distributors, and retailers of opioids engaged in a longstanding practice to market opioids as safe and effective for the treatment of long-term chronic pain to increase the market for opioids and their own market share, or alleging individual personal injury claims.
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
OUD means opioid use disorder.
Raleigh Manufacturing Facility means the approximately 80,000 square foot facility in Raleigh NC which we purchased in November 2023 to provide additional manufacturing capacity.
RB means Reckitt, f/k/a Reckitt Benckiser Group PLC.
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
Rest of World means all countries globally where Indivior sells or operates, excluding the United States and, where the U.K. is disclosed separately, the U.K.
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

IMPORTANT CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain statements that are forward-looking. Forward-looking statements include, among other things, express and implied statements regarding: our financial guidance including revenue, operating and profit/gross margins for 2026, including revenue by product or geography, and our medium- and long-term growth outlook; our expectations regarding long‑term market growth, including the LAI category, and our ability to increase LAI penetration; strategic priorities, strategies for value creation, and operational goals; our product development pipeline and potential future products, expectations regarding clinical trials and the timing of such trials, regulatory approval of such product candidates, the timing of such approvals, and the timing of commercial launch of such products or product candidates, and eventual annual revenues of such future products; expectations regarding the adequacy of our raw materials and supply chain; expected levels of operating expenses including R&D expense, operational savings, and expected benefits from our reinvestment efforts; expectations regarding costs and future production at our Raleigh Manufacturing Facility; other expected capital expenses and investments; expectations regarding current estimates, including those related to exiting certain businesses; expected future levels of interest expense and income; our expectation that we will realize our deferred tax assets; our expectation that the ultimate resolution of our current legal matters will not have a material adverse effect on our financial position or liquidity; our expectation that we will meet our obligations as they come due over the next 12 months from cash on hand and operations, and other statements containing the words "believe," "anticipate," "plan," "expect," "intend," "estimate," "forecast," “strategy,” “target,” “guidance,” “outlook,” “potential,” "project," "priority," "may," "will," "should," "would," "could," "can," "outlook," "guidance," the negatives thereof, and variations thereon and similar expressions. By their nature, such forward-looking statements involve risks and uncertainties as they relate to events or circumstances that may or may not occur in the future. Actual results may differ materially from those expressed or implied in these forward-looking statements.
The forward-looking statements in this annual report are made based upon our current expectations and beliefs concerning future events and involve a number of known and unknown risks and uncertainties. Such forward-looking statements are based on numerous assumptions regarding our present and future business strategy and the environment in which we operate, which may prove to be inaccurate. In particular, our actual results, performance or achievements or industry results could be affected by, among other things:
•We are subject to risks related to the manufacture and distribution of our products and must adhere to stringent manufacturing processes.
•We rely heavily on SUBLOCADE for a significant portion of our revenues;
•Our revenues may grow at a slower than expected rate or decline due to many factors;
•Our reliance on third parties to manufacture commercial supplies of most of our products, conduct our clinical trials and at times to collaborate on products in our pipeline;
•The uncertainties related to the development of new products, including through acquisitions, and the related regulatory approval process;
•The litigation to which we are or may become a party;
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
•Congress may reduce Medicaid funding;
•Competition;
•Actual costs to exit various businesses may differ materially from our estimates
•Our use of hazardous materials in our manufacturing facilities;
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
•Volatility in our share price due to factors unrelated to our operating performance; and
•Such other factors as set out in “Item 1A. Risk Factors” and “Item 7. Management's Discussion & Analysis—Operating Results.”
Forward-looking statements contained in this annual report apply only at the date of this annual report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.

ABOUT THIS ANNUAL REPORT

As used herein, references to “we,” “us,” the “Company,” “Indivior,” “Indivior Pharmaceuticals,” “Indivior Group” or the “Group,” or similar terms in this Form 10-K mean Indivior Pharmaceuticals, Inc. and, as the context requires, its consolidated subsidiaries. Our Consolidated Financial Statements appearing in this annual report on Form 10-K are prepared in U.S. dollars and in accordance with U.S. GAAP.
As discussed below, the corporate reorganization whereby Indivior Pharmaceuticals became successor registrant to Indivior PLC will be accounted for as a common-control transaction. As such, the historical financial statements of Indivior PLC will become the historical financial statements of Indivior Pharmaceuticals. The corporate reorganization will have no impact to historical revenues, expenses, assets, liabilities, or cash flows.
This annual report includes certain trademarks, service marks and trade names that we own or otherwise have the right to use. SUBLOCADE®, PERSERIS®, SUBOXONE® Film, SUBOXONE® Tablet, SUBUTEX® Tablet, and INDIVIOR® are registered trademarks of Indivior U.K. Limited, and OPVEE® is a registered trademark of Indivior Inc. All rights reserved. Solely for convenience, our trademarks, service marks and trade names referred to in this annual report may appear without the ® or ™ symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names. Also, this annual report contains additional trademarks, trade names, and service marks belonging to other parties, which are the property of their respective owners. We do not intend our use or display of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.
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

PART I

Item 1. Business.
Overview
Indivior Pharmaceuticals, Inc. and its subsidiaries (together, "Indivior" or the "Company") is the market leader in long-acting injectable medications for opioid use disorder (OUD). Indivior is focused on delivering evidence-based pharmacotherapies for OUD and is committed to advancing the neurobiological understanding of OUD as a chronic, relapsing, but treatable brain disease. For more than 25 years, Indivior has led innovation in addiction medicine, developing differentiated therapeutic solutions that support long-term patient recovery, expand access to care, and drive sustainable value for patients, healthcare systems and stockholders.
Headquartered in the U.S. in Richmond, Virginia, Indivior and its portfolio of products is available primarily in the U.S. with additional products available in Canada, Australia, France, and Germany.
Our core products include the following approved treatments:
•SUBLOCADE (buprenorphine extended-release monthly injection); and
•SUBOXONE Film (buprenorphine and naloxone sublingual film);
both of which are treatments for OUD. Product availability varies across the countries in which Indivior treatments are available, including in terms of dosage, strength and indication. Our core geographic market (based on the country where the sale originates) is the U.S., which accounted for 85%, 85%, and 83% of net revenues for the years ended December 31, 2025, 2024, and 2023, respectively. In the U.S., we sell only SUBLOCADE and SUBOXONE Film.
Corporate History
Our business was initially developed and managed as a separate division of Reckitt Benckiser Group PLC (“RB” and, together with its subsidiaries, the “RB Group”), a public limited company incorporated under the laws of England and Wales. Indivior PLC was incorporated on September 26, 2014, for the purpose of acquiring the specialty pharmaceutical business unit from RB (the “Demerger”). Following the Demerger, which was effective on December 23, 2014, Indivior PLC operated as a standalone business.
On December 11, 2025, our stockholders approved a plan to change our domicile to the U.S. On January 23, 2026, Indivior Pharmaceuticals, Inc., a corporation formed in Delaware on October 28, 2025 (“Indivior Pharmaceuticals”), became the ultimate parent company of Indivior PLC, a public company limited by shares incorporated under the laws of England and Wales (“Indivior PLC”), and its subsidiaries pursuant to a court-approved scheme of arrangement under Part 26 of the U.K. Companies Act 2006 (the “Scheme of Arrangement”) as part of Indivior PLC’s previously announced intention to change its corporate domicile to the United States (the “U.S. Domestication”). Pursuant to the Scheme of Arrangement, each ordinary share in the capital of Indivior PLC was cancelled. In consideration for this cancellation, each stockholder received one share of common stock, par value $0.001 per share, of Indivior Pharmaceuticals, Inc. for every ordinary share they previously held in Indivior PLC. After the delivery of the order of the High Court of Justice in England and Wales sanctioning the Scheme of Arrangement to the Registrar of Companies in England and Wales, and after the close of market trading on January 23, 2026, the Scheme of Arrangement became effective and binding on all stockholders of Indivior PLC and Indivior PLC became a wholly-owned subsidiary of Indivior Pharmaceuticals, Inc., thereby completing the U.S. Domestication. After this order, Indivior PLC became Indivior Limited.
Previously, the ordinary shares of Indivior PLC were listed on the Nasdaq Global Select Market (“Nasdaq”) and registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) prior to the U.S. Domestication. The issuance of shares of common stock of Indivior Pharmaceuticals, Inc. pursuant to the Scheme of Arrangement was exempt from registration under Section

3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”). Further, pursuant to Rule 12g-3(a) under the Exchange Act, Indivior Pharmaceuticals, Inc. is the successor issuer to Indivior PLC and Indivior Pharmaceuticals, Inc.'s common stock is therefore deemed to be registered under Section 12(b) of the Exchange Act.
Because the U.S. Domestication was completed after December 31, 2025, the financial statements included herein are those of Indivior PLC. The U.S. Domestication will be accounted for as a common-control transaction in Q1 2026 and the historical financial statements of Indivior PLC will become the historical financial statements of Indivior Pharmaceuticals, Inc. The corporate reorganization will have no impact to historical revenues, expenses, assets, liabilities, or cash flows.
Treatment of OUD
A significant breakthrough in the treatment of OUD occurred in the US during the 1960s with the expansion of methadone treatment and the creation of opioid treatment programs. In 1966, Reckitt & Colman (which would become RB) led the breakthrough discovery of buprenorphine. Throughout the 1970s and 1980s, Reckitt & Colman provided buprenorphine to scientists studying new therapeutic options for OUD. In 1994, a Cooperative Research and Development Agreement (CRADA) was signed between Reckitt & Colman and the U.S. National Institute on Drug Abuse (“NIDA”) to develop a buprenorphine and a buprenorphine/naloxone transmucosal medication for the treatment of OUD. SUBUTEX Tablet (buprenorphine sublingual tablet) was our first approved product specifically indicated for the treatment of OUD. SUBUTEX Tablet first received marketing approval in France in July 1995 and was subsequently launched there in February 1996 by Schering-Plough under license from Reckitt & Colman. Shortly thereafter, SUBUTEX Tablet was approved in additional EU countries. SUBOXONE Tablet (buprenorphine/naloxone sublingual tablet) was approved across the EU by the EMA in September 2006.
Product Development
Launch of SUBUTEX Tablets, SUBOXONE Tablets, and SUBOXONE Film in the U.S.
The FDA approved SUBUTEX Tablet and SUBOXONE Tablet for the treatment of OUD in October 2002 and both products were launched in the U.S. in 2003. Subsequently, in August 2010, the FDA approved SUBOXONE Film (buprenorphine/naloxone sublingual film). We discontinued the U.S. distribution of SUBUTEX Tablets in 2011 and SUBOXONE Tablets in 2013. In 2020, the Company’s U.S. sales force ceased promoting SUBOXONE Film as part of the Resolution Agreement with the Department of Justice (“DOJ”), discussed below, and ceased all detailing of the product in that year, though it remains available for sale.
Launch of SUBLOCADE in the U.S.
The FDA approved SUBLOCADE (buprenorphine extended-release injection for subcutaneous use) in November 2017 and we launched sales of this product in 2018. As the first monthly buprenorphine-based injectable formulation of buprenorphine approved by the FDA for the treatment of moderate to severe OUD, SUBLOCADE became the largest product by net revenue for the Company by the second quarter of 2022.
Product Availability
We distribute SUBLOCADE primarily in the U.S., Australia, and Canada.
We distribute SUBOXONE Film primarily in the U.S., Australia, and Canada.
We distribute SUBUTEX Tablets primarily in Australia, France, and Germany, and continue to distribute SUBOXONE Tablets on a transition basis in a limited number of countries.
Development Pipeline
In addition to our commercially available products, our product pipeline includes two new drug candidates for the treatment of OUD.

Agreements with DOJ, FTC and HHS-OIG Regarding Marketing and Promotional Practices
In 2020 the Company and certain of its subsidiaries reached agreements with the DOJ, the U.S. Federal Trade Commission (“FTC”), the U.S. Attorney’s Office for the Western District of Virginia, and U.S. state attorneys general to resolve potential criminal and civil liability arising from an indictment brought in 2019 by a grand jury in the Western District of Virginia, a civil lawsuit in which the DOJ partially intervened and an investigation by the FTC, all of which generally concerned Indivior, Inc. and certain of its subsidiaries’ marketing and promotional practices related to SUBOXONE Film and SUBOXONE Tablet. The 2019 indictment followed a federal criminal grand jury investigation that began in 2013.
As part of the agreement with the DOJ (“Resolution Agreement”), a wholly owned subsidiary of Indivior PLC pleaded guilty to a single count of making false statements relating to healthcare matters in 2012 in violation of 18 U.S.C. Section 1035 related to SUBOXONE Film and was excluded from participating in government healthcare programs. The exclusion did not pertain to the rest of the Company and did not limit access to our medications for patients in the U.S. Under the terms of the agreements, DOJ dismissed all charges in the 2019 indictment against the rest of the Company and its subsidiaries and the Company agreed to make payments to federal and state authorities totaling $600 million. As part of the resolution, the Company and/or Indivior Inc. agreed to significant compliance and reporting obligations under (i) the Resolution Agreement with DOJ, (ii) a Corporate Integrity Agreement (“CIA”) with the U.S. Department of Health and Human Services Office of Inspector General (HHS-OIG”), and (iii) a stipulated injunction with the FTC. We completed our obligations under the CIA in July 2025 and await confirmation from HHS-OIG. The Company satisfied its remaining obligations under the Resolution Agreement in November 2025. The FTC Order expires in November 2030.
2025 Developments
CEO and Executive Transitions
On February 27, 2025, Joseph Ciaffoni was appointed CEO and on May 8, 2025, Mr. Ciaffoni formally succeeded Mark Crossley as CEO of the Company after shareholders approved his appointment. Mr. Ciaffoni also serves on our Board of Directors. In addition:
•In May 2025, the Company hired Patrick Barry as Chief Commercial Officer; and
•In July 2025, the Company hired Vanessa Procter as EVP for Corporate Affairs;
Label Expansion for SUBLOCADE
On February 24, 2025, we announced that the U.S. Food and Drug Administration (FDA) approved label changes in the U.S. for SUBLOCADE including a rapid initiation protocol and alternative injection sites. These FDA label changes can provide important benefits for patients and healthcare providers. Rapid initiation may lessen some of the practical obstacles to treatment induction. Additionally, the ability to select a different injection site may provide patients more flexibility so that they may be inclined to continue their treatment. More options for healthcare providers to administer SUBLOCADE may streamline the course of treatment and improve integration into different healthcare environments. For more information, see "Indivior Products—SUBLOCADE," below.
Cancellation of London Stock Exchange Listing
Effective June 27, 2024, we moved our primary stock exchange listing to Nasdaq from the London Stock Exchange ("LSE"). We continued to have a secondary listing on the LSE where our ordinary shares traded on the Equity Shares (Transition) category until July 24, 2025, after which we cancelled our LSE listing.
Restructuring of Research & Development and Medical Affairs organizations
In August 2025, we announced that we would restructure our Research & Development and Medical Affairs organizations. This included the closure of three related locations.

Rest of World Optimization
In October 2025, we announced that we would cease operations and discontinue the sale of our products in several markets, including the U.K., Ireland, Sweden, Israel, Finland, and Italy. Our plan is to maximize the potential of our business in Canada and Australia; to maintain operations in France; and to continue to sell product without local operations in Germany. We will continue to manufacture the active pharmaceutical ingredient at our Fine Chemical Plant in Hull, U.K., and will retain employees in Slough and Hull who support our U.S. business and remaining business outside the U.S.
U.S. Equity Index Inclusion
The Company's shares were included in the U.S. Russell 2000 and 3000 indices on June 30, 2025, and the S&P SmallCap 600 index on December 22, 2025.
Change of Domicile
As noted above, the Company changed its domicile from the U.K. to the U.S. effective after the close of business on January 23, 2026.
Industry Overview
Substance Use and its Impact
The United Nations Office on Drugs and Crime (UNODC) World Drug Report 2025 estimates that 316 million people worldwide used drugs in 2023, marking a 28% increase over the past decade—a rise that exceeds global population growth and signals a higher prevalence of drug use. In the same year, 64 million individuals were living with a substance use disorder (SUD), reflecting a 13% increase over the last 10 years. Opioids remain the deadliest category of drugs, responsible for about two-thirds of drug-related deaths, primarily due to overdoses. Despite this burden, only 1 in 12 people with SUD received any form of treatment in 2023, with access rates even lower in certain regions and among women.
People who use drugs regularly are likely to experience negative health consequences. They are also more at risk of contracting infectious diseases such as HIV and hepatitis C, and to experience overdose and suffer premature death. The association between mental health and SUD also reflects bidirectional risks and vulnerabilities, to the extent that mental health disorders (e.g., depression, anxiety or psychosis) can increase vulnerability to drug use to alleviate symptoms of those disorders, such as dysphoria or emotional distress. At the same time, SUD may increase the risk of developing a mental disorder. There is also an association between SUD and socioeconomic disadvantage, low educational attainment, increased difficulty in finding and remaining in employment, and financial instability and poverty.
The threat SUD poses to global health has long been recognized, and as such strengthening the prevention and treatment is included in the United Nations’ Sustainable Development Goals for 2030.
Substance Use Disorder: The Disease
SUD has been described as a “medical disorder that affects the brain and changes behavior.” Various substances may be involved including alcohol, illicit drugs, prescription medications, and even some over-the-counter medicines.
The National Institute on Drug Abuse ("NIDA”), the Substance Abuse and Mental Health Services Administration ("SAMHSA") and the National Institutes of Health ("NIH”) all describe SUD as a long-term and relapsing condition characterized by the individual compulsively seeking and using drugs despite adverse consequences.
Since SUD is marked by periods of recovery and symptom recurrence, or relapse, it resembles other chronic diseases like hypertension and type-2 diabetes. These diseases are lifelong conditions that require continual effort to manage. Symptoms will likely return during periods when treatment compliance is low or absent, and symptoms will likely diminish when compliance to treatment begins again in earnest.

In the U.S. in 2024, 48.4 million people aged 12 or older (or 16.8%) had a SUD in the past year, including 27.9 million people who had an alcohol use disorder (AUD), 28.2 million people who had a SUD, and 7.7 million people who had both an AUD and a SUD, according to SAMHSA’s 2024 Survey on Drug Use and Health.
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
Opioid Use and Opioid Use Disorder (OUD)
Opioids are a major concern in many countries because of the severe health consequences associated with their use, including non-fatal and fatal overdose.
Opioid use in the U.S. remains high: among people aged 12 or older in 2024, 2.7% (or 7.8 million people) misused opioids in the past year. In 2024, 1.7% of people aged 12 or older (or 4.8 million people) had a past year OUD. Unfortunately, only 17.0% (or 818,000 people) received medication for opioid use disorder (MOUD) in the past year indicating that OUD still carries significant stigma and is often perceived as a moral failing and sign of personal weakness rather than a chronic and relapsing disease that can be managed and responds to treatment.
In addition, the number of deaths from opioid overdose in the U.S. continues to remain high, twice the level just a decade ago. The 12-month-ending provisional number of reported opioid overdose deaths as of August 2025 was approximately 47,000, which represents approximately 64% of all drug overdose deaths. Opioid-related overdose deaths in the U.S. are primarily driven by synthetic opioids such as fentanyl representing 96% (45,000) of all opioid overdose fatalities as a result of fentanyl being ingested as a substitute for heroin or with drugs such as cocaine and methamphetamine that had been adulterated, or “cut,” with the opioid. Fentanyl is 30 to 50 times more potent than heroin and can cause rapid and profound respiratory depression. Individuals may not be aware that they have been exposed to fentanyl-laced drugs including heroin, prescription opioids, or psychostimulants.
Approximately 10% of Canadian adults who used opioid medications, or 351,000 persons, reported problematic use, according to a 2022 report from Statistics Canada, and approximately 153,000 are in treatment, according to data from IQVIA (a health information provider).
In Australia in 2024, on an average day, 56,256 clients received pharmacotherapy treatment for their OUD across Australia, according to Australia's 2024 National Opioid Pharmacotherapy Statistics Annual Data Collection. There is increasing awareness among healthcare providers in Australia of the misuse of opioid analgesics and the need for treatment. Recent policy changes to address this concern in Australia include re-classifying products containing codeine so that they must be dispensed by a pharmacist rather than being available over the counter.
Treatment for Opioid Use Disorder
Medication for opioid use disorder ("MOUD") is the use of medications, in combination with counseling and behavioral therapies, to provide a “patient-centric” approach to the treatment of OUD. MOUD are approved by the FDA. MOUD programs are clinically-driven and tailored to meet each patient’s needs. Research shows that a combination of medication and psychosocial support can successfully treat OUD, and for some people struggling with addiction, MOUD can help sustain recovery. MOUD is also used to prevent or reduce opioid overdose. MOUD is primarily used for the treatment of addiction to opioids such as heroin and prescription pain relievers that contain opiates. The prescribed medication normalizes brain chemistry, blocks the euphoric effects of opioids, relieves physiological cravings, and normalizes body functions without the negative and euphoric effects of the substance. MOUD has been shown to be more effective than medication or counseling alone in treating OUD. A common misconception about MOUD is that some of the medicines used simply substitute one drug for another. However, these medications may restore healthy brain function, which leads to improvements in behaviors associated with addiction. Longer-term use of these medications is associated with improved outcomes.
Indivior’s MOUD product, SUBLOCADE, contains buprenorphine, a partial μ-opioid receptor agonist, delivered as a monthly subcutaneous injection. It is designed to control the main drivers of OUD (withdrawal, craving, and drug liking) across the continuum of patients/treatment stages. (Laffont CM, et al., Front Pharmacol, 2022). SUBLOCADE provides an alternative to daily treatment, improves retention, and may help address the health, societal, and economic burden associated with OUD. (Greenwald MK, et al., Harm Reduct J. 2023). A single monthly dose of SUBLOCADE delivers sustained buprenorphine plasma concentrations at therapeutic levels (≥2 ng/mL) required to control OUD symptoms in most patients. (Haight BR, et al., Lancet, 2019). By delivering high sustained buprenorphine levels, SUBLOCADE may also minimize respiratory depression induced by synthetic opioids such as fentanyl. (Olosfen E, et al., JCI insight 2022). Patients on stable treatment with SUBLOCADE achieve greater treatment retention and report less illicit opioid use vs placebo. (Boyett B, et al., J Addict Med. 2023; Craft WH, et al., Addiction 2023).
Treatment access
People in urgent need of treatment are often unaware of their treatment options, have limited access to treatment and counseling, or simply do not seek it out because they are afraid of being stigmatized. Additionally, access may be limited by numerous legal restrictions for pharmacological treatment, inadequate training of clinicians, and the number of HCPs who are willing to treat this population.
In response, our INSUPPORT® Community Reentry Program (“CRP”) provides information aimed at helping eligible patients with the process of obtaining Indivior medicines and to enhance our existing patient transition of care offerings. CRP was designed for patients released from the criminal justice system experiencing a gap in insurance coverage. Eligible patients may receive up to two months of SUBLOCADE® (buprenorphine extended-release) subcutaneous injection at no cost while awaiting reinstatement of health insurance.
Indivior Products
Our marketed products are described below:

Product	Active Ingredient(s)	Delivery Method	Main Markets	2025[1] Global Net Sales (in millions)
Long-Acting Injectable				$856
SUBLOCADE	Buprenorphine	Extended-release injectable suspension	U.S., Australia, and Canada

Sublingual				$346
SUBOXONE Film	Buprenorphine and naloxone	Sublingual film that adheres under the tongue or on the inside of the cheek for direct absorption into the bloodstream	U.S., Australia, and Canada
SUBUTEX Tablet	Buprenorphine	Sublingual tablet that is placed under the tongue to dissolve	Australia, France, and Germany
(1)    See “Item 7. Management's Discussion & Analysis—Operating Results” for data for each of the last three financial years.

SUBLOCADE Long-acting injectable (buprenorphine) extended-release injection
As the first long-acting buprenorphine-based injectable approved by the FDA for the treatment of moderate to severe OUD, SUBLOCADE is a highly differentiated treatment, having treated over 475,000 patients since approval.
The logic underpinning this technology lies in the relationship between buprenorphine plasma levels, whole-brain mu-opioid receptor occupancy (MOR) in the brain, and the key clinical pharmacodynamic effects of withdrawal suppression and opioid blockade. Clinical studies confirmed the minimum threshold plasma concentration of buprenorphine needed to effectively block the subjective drug-liking effects of a full opioid agonist such as hydromorphone is 2 ng/mL, which translated into at least 70% MOR occupancy for the entire one-month period. SUBLOCADE 100mg is designed to deliver >2ng/mL and the 300mg dose delivers >5ng/mL at steady state. These unique pharmacokinetic and pharmacodynamic properties of SUBLOCADE also translated into clinical efficacy and safety and better patient outcomes.
The expected benefits of these levels of receptor occupancy/opioid blockade are that:
•Patients would likely experience substantially reduced levels of cravings associated with addiction;
•Patients should receive no gratification from abuse of opioids;
•Adherence and compliance with treatment should be significantly improved because it is administered once monthly and late administration of up to 14 days is not expected to affect clinical efficacy;
•Patients are protected right from the start of treatment, through every day of the month, including moments of vulnerability;
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
Our RECOVER extension study, a 24-month observational study of individuals who participated in the Phase 3 SUBLOCADE study, assessed life changes in patients with OUD who received SUBLOCADE as part of a randomized clinical efficacy study. It showed that SUBLOCADE may translate into (1) increased abstinence from illicit opioids compared to placebo; (2) improved patient-reported quality-of-life outcomes (such as health status, employment and insurance status, and healthcare resource utilization); and (3) improved recovery post-treatment. Administration of monthly subcutaneous injections of SUBLOCADE also eliminates the risk of missing daily doses that might result in subtherapeutic plasma levels (see below), potentially leading to relapse to opioid-seeking and opioid-taking behaviors. Finally, because SUBLOCADE may only be administered by a healthcare practitioner via a closed distribution system whereby the patient never has access to the drug, it is expected to reduce the potential for diversion or misuse.
On February 24, 2025, we announced that the U.S. Food and Drug Administration (FDA) approved label changes for SUBLOCADE including a rapid initiation protocol and alternative injection sites, making it the only monthly LAI that can be initiated starting on day 1. Healthcare providers can now initiate treatment with SUBLOCADE after a single dose of transmucosal buprenorphine and a one-hour observation period to confirm tolerability. Also, SUBLOCADE can be administered with a second dose as early as one week after initiation, which helps maximize the time plasma concentrations are >2 ng/mL during the initiation period. SUBLOCADE can now also be administered subcutaneously in the abdomen, thigh, buttock, or back of the upper arm, offering patients and healthcare providers increased flexibility in treatment administration starting at day 1.
These FDA label changes can provide important benefits for patients and healthcare providers. Rapid initiation may lessen some of the practical obstacles to treatment induction, which may increase the likelihood that patients and providers will start therapy quickly, thereby shortening the time to achieve SUBLOCADE's therapeutic levels providing continuous buprenorphine concentrations above 2ng/mL. Additionally, the ability to select a different injection site may provide patients more flexibility so that they may be inclined to continue their treatment. More options for healthcare providers to administer SUBLOCADE will streamline the course of treatment and improve integration into different healthcare environments.
Additional important data introduced in June 2025 include a post-hoc analysis demonstrating that buprenorphine exposure with 300 mg SUBLOCADE may improve treatment outcomes among OUD patients with heavy fentanyl use. These data are particularly important given the dynamic risks OUD patients face in the era of synthetic opioids. The findings align to the American Society of Addiction Medicine (ASAM) Clinical Considerations which indicates high plasma concentrations at steady state with continuous exposure offered by extended release buprenorphine may help stabilize individuals using high potency synthetic opioids.
In November 2025, Indivior presented new Real-World Evidence demonstrating economic benefits of adherence to monthly injectable buprenorphine, with lower relapse rates and reduced healthcare utilization for adherent patients insured by both Medicaid and Commercial plans. SUBLOCADE continues to have broad payor access in the U.S. with over 88% of insured lives covered and over 95% of patients enrolled in the SUBLOCADE co-pay program paying $0 out of pocket.
We currently distribute SUBLOCADE primarily in the U.S., Australia, and Canada.
SUBOXONE Film (buprenorphine and naloxone) sublingual film
SUBOXONE Film was initially launched in the U.S. in 2010. We currently distribute SUBOXONE Film primarily in the U.S., Australia, and Canada. It is one of only four products currently approved by the FDA for the treatment of OUD in both the induction and maintenance phases of treatment (although several are approved for “treatment of opioid dependence”). SUBOXONE Film was developed as an alternative to the sublingual tablet through an exclusive agreement with Aquestive (formerly known as Monosol), utilizing its proprietary technology to deliver buprenorphine in a fast-dissolving sublingual film.
SUBOXONE Film containing 2 mg buprenorphine and 0.5 mg naloxone, and 8 mg buprenorphine and 2 mg naloxone, was first approved for the maintenance treatment of OUD in the U.S. in 2010. Additional dosage strengths of SUBOXONE Film containing 4 mg buprenorphine and 1 mg naloxone, and 12 mg buprenorphine and 3mg naloxone, were subsequently approved in the U.S. in 2012 and in Australia in 2014. SUBOXONE Film was also approved in the U.S. in 2014 for use in the induction phase of buprenorphine-based treatment of OUD. In addition, in 2015 the FDA approved the buccal (against the cheek) route of administration for SUBOXONE Sublingual Film.
The Company’s U.S. sales force ceased promoting SUBOXONE Film as part of the Resolution Agreement with the DOJ and ceased all detailing of the product in 2020, though it remains available for sale.
SUBUTEX Tablet (buprenorphine) sublingual tablet
SUBUTEX Tablet containing 0.4 mg, 2 mg, and 8 mg buprenorphine was first approved for the treatment of opioid dependence in France in 1995 and was launched in the French market in 1996. In 2003, 2 mg and 8 mg tablets were subsequently approved in the U.S. and launched but were discontinued from sale in the U.S. market in 2011. We distribute SUBUTEX tablets primarily in Australia, France, and Germany.

SUBOXONE Tablet (buprenorphine and naloxone) sublingual tablet
SUBOXONE Tablet is a fixed-dose combination of buprenorphine and naloxone in the ratio of four parts buprenorphine to one part naloxone. SUBOXONE Tablet was designed to discourage intravenous abuse of the tablet formulation in patients dependent on full opioid agonists (e.g., heroin and morphine). Naloxone is a potent antagonist at opioid receptors. SUBOXONE Tablet containing 2 mg buprenorphine and 0.5 mg naloxone, and 8 mg buprenorphine and 2 mg naloxone, was approved in the U.S. by the FDA in 2002 as an orphan drug for maintenance treatment of opioid dependence. We distribute SUBOXONE Tablets on a transition basis in a limited number of countries. (We discontinued distribution of SUBOXONE and SUBUTEX Tablets in the U.S. market in 2013.)
Discontinuation of Marketing and Promotion of PERSERIS
The FDA approved PERSERIS as the first once-monthly subcutaneous extended-release injectable suspension of risperidone indicated for the treatment of schizophrenia in adults in 2018. We launched commercial sales of PERSERIS in the U.S. in 2019. However, in July 2024, the Company discontinued the marketing and promotion of PERSERIS due to expected market changes that would make the product no longer financially viable. The Company committed to continue to make available PERSERIS to avoid disruption to patient care but no longer deploys a dedicated sales force and has ceased manufacturing PERSERIS.
Discontinuation of Marketing and Promotion of OPVEE (nalmefene) nasal spray for Overdose Reversal
In May 2023, the FDA approved OPVEE (nalmefene) nasal spray for the emergency treatment of known or suspected opioid overdose induced by natural or synthetic opioids in adults and pediatric patients aged 12 years and older, as manifested by respiratory and/or central nervous system depression. We began marketing OPVEE in the U.S. in October 2023. However, during the third quarter of 2025, the Company made a strategic decision to discontinue the sales and marketing support for OPVEE. The Company will continue to distribute OPVEE upon request and meet all required contractual and regulatory obligations.
Competition
We operate in a highly competitive industry. While we seek patent and trademark protection where appropriate, several of our branded products face competition from generic products in key markets as well as competition from alternative products and treatments.
For example, SUBLOCADE is patent protected in the U.S., Australia, and Canada. However, Camurus, in partnership with its U.S. marketing partner Braeburn, obtained FDA approval of its LAI buprenorphine product BRIXADI® in the U.S. Outside the U.S., this product (marketed as BUVIDAL®) enjoys first mover advantage in all countries except Canada, and is well established in Australia.
Our SUBOXONE Film product faces four generic competitors in the U.S. We have seen the category share of our film product decline to an average of 14.2% in 2025 and expect further declines if other competing products become available or if existing participants choose to disrupt the market in line with industry analogs. We no longer promote SUBOXONE Film in the U.S. as discussed above. In contrast, no generic competition is present in Australia. In Europe and Canada, SUBOXONE Film enjoys patent protection until 2030.
In France and Germany, generic versions of the SUBUTEX Tablets have been available since 2010 and SUBOXONE Tablets since 2018. Additionally, we face competition from branded oral buprenorphine-based tablets and historically well-established methadone oral formulations. In Canada, our SUBOXONE Tablets product faces two generic competitors. Our category share of SUBOXONE Tablets has eroded over time.
The introduction of generic or branded products competing with the Company’s products or heightened competition amongst existing participants could impact both the category share of the Company’s products and pricing and, therefore, adversely impact its results of operations. The introduction of generic products typically leads to a loss of sales of a branded product and/or a decrease in the net price at which branded products can be sold. Additionally, legislation enacted in the U.S. and several EU countries allows for, and in a few instances in the absence of specific instructions from the prescribing physician, mandates the dispensing of generic products rather than branded products where a generic version is available.
Research and Development (R&D)
Indivior’s R&D strategy is designed to deliver transformative therapies addressing unmet needs. By combining scientific rigor, patient-centric innovation, collaboration, and decades of leadership in addiction medicine, we strive to redefine standards of care for opioid use disorder (OUD) and related disorders.
OUD is a chronic, relapsing condition characterized by compulsive drug use, impaired control over drug-seeking behavior, and persistent cravings despite harmful consequences. From a psychiatric perspective, OUD shares features of both impulse-control and compulsive disorders. Dysfunction in cortical brain regions disrupts cognitive regulation, compromising decision-making and inhibitory control. This neurobiological complexity underscores the need for innovative pharmacotherapies that address both reward and regulatory systems.
Indivior has a long history of supporting the OUD treatment community: it discovered buprenorphine in 1966 and has been involved in manufacturing and supplying buprenorphine to patients as a treatment for OUD. See Heidbreder C, Fudala PJ, Greenwald MK (2023) History of the discovery, development, and FDA-approval of buprenorphine medications for the treatment of opioid use disorder. Drug and Alcohol Dependence Reports. https://doi.org/10.1016/j.dadr.2023.100133. Indivior has built a portfolio of treatments for OUD and a pipeline of new molecules. Indivior launched the first buprenorphine-based medication for the treatment of OUD in France in 1996. The Company’s medications are now available in the U.S., Canada, Australia, France, and Germany and include buprenorphine sublingual tablets (SUBUTEX), buprenorphine and naloxone sublingual film (SUBOXONE Film), and the first FDA-approved once-monthly injectable buprenorphine formulation (SUBLOCADE). All along, Indivior has invested in education programs on evidence-based treatment models that have helped change modern addiction medicine and transform the perception of SUD from a global human crisis to a chronic disease that should be recognized and treated.
Our R&D team is led by our Chief Scientific Officer, Dr. Christian Heidbreder, and consists of approximately 72 employees across three core sub-functions:
•Chemistry, Manufacturing, and Controls ("CMC") includes capabilities spanning formulation development, analytical and chemical development, process optimization, and technology transfer.
•Medicines Development (“MD”) encompasses all required functions to support clinical and nonclinical development, from early to late stage clinical development including pivotal Phase 3 trials and post-marketing commitment and requirement studies.
•Regulatory Affairs (“RA”) focuses on regulatory strategy, regulatory operations, labeling, and advertisement/promotion compliance.
Our R&D function endeavors to conduct all clinical trials (Phase I through Phase IV) in partnership with Clinical Research Organizations. During Phase II and Phase III clinical trials, we may also engage contractors with the relevant capabilities because the formulation of the medication must be finalized and the scalability of production proven. During the various phases of clinical trials, the number of participants in, and consequently the project expenses, increase significantly. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” for further details of R&D expenses during the financial periods included in this annual report.
Pipeline
Our R&D activities are focused on building on our leadership position in the treatment of OUD. However, our pipeline reflects only potential products, and any product requires completion of clinical trials to demonstrate safety and efficacy, and approval by the FDA. See “Item 1A—Risk Factors—Clinical trials for the development of products, including our key pipeline products, may be unsuccessful and our product candidates may not receive authorization for manufacture and sale.”
INDV-6001 Sustained Release LAI Prodrug of Buprenorphine
INDV-6001 is being developed as the first three-month LAI buprenorphine for the treatment of OUD. In 2023, the Company secured global rights (except for China, Taiwan, Hong Kong, and Macau) from Alar Pharmaceuticals to develop, manufacture, and commercialize INDV-6001 and a portfolio of buprenorphine-based LAIs. The Company made an upfront payment of $10 million and a $5 million option payment in the first quarter of 2023. The licensor would be entitled to potential milestone payments upon the achievement of various developmental, regulatory, and commercial goals, and entitled to royalties in the low double digit to mid-teens as a percentage of net revenue. In September 2024, we initiated a multiple dose clinical Phase 2 Pharmacokinetic study (NCT06576843). The last patient, last visit for this study occurred in the fourth quarter of 2025, and we expect to be able to announce results in the second quarter of 2026. The current U.S. patents for INDV-6001 expire in 2039.
INDV-2000 Selective Orexin-1 Receptor Antagonist
INDV-2000 (Selective Orexin-1 Receptor Antagonist), is a non-opioid treatment for moderate to severe OUD. In June 2024, we announced dosing of the first subject with INDV-2000 in a Phase 2 double-blind, placebo controlled, randomized, dose-ranging study (NCT06384157) to assess the safety and efficacy of INDV-2000 over 3 months in treatment-seeking individuals with OUD. The purpose of this proof-of-concept study is to assess the safety and efficacy of INDV-2000 and determine its dose-response relationship in participants with moderate to severe OUD who are treatment-naïve, have recently initiated or completed short-term medically supervised opioid withdrawal with transmucosal (TM) buprenorphine, and are interested in transitioning to a non-opioid treatment. The last patient, last visit for this study was achieved on November 3, 2025, and we expect to be able to announce results in the second quarter of 2026. The current U.S. patents for INDV-2000 expire in 2037.
Manufacturing and Supply
Raw Materials
Active Pharmaceutical Ingredients
The Company sources a large portion of its active pharmaceutical ingredients ("API") from its own manufacturing facilities. The primary API used in our buprenorphine products are manufactured at our Fine Chemical Plant ("FCP") located in Hull, United Kingdom. The FCP manufactures the buprenorphine HCl API used in the manufacture of SUBOXONE Film, SUBUTEX Tablet, and SUBOXONE Tablet, and the buprenorphine base API used in the formulation of SUBLOCADE long-acting injection. The FCP has the capacity to produce all of our current buprenorphine-related requirements. We believe adequate supplies of the raw materials used to manufacture buprenorphine are available, and the ingredients are readily available from other suppliers (although it would require significant time to qualify and obtain regulatory approval to change suppliers).
We procure the naloxone HCl active pharmaceutical ingredient mainly from a single supplier for both SUBOXONE Tablet and SUBOXONE Film. It is readily available from other suppliers (however it would require significant time to qualify and obtain regulatory approval to change suppliers).
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

SUBLOCADE
SUBLOCADE (buprenorphine extended-release) injection for subcutaneous use is manufactured under an agreement with Curia. We provide the buprenorphine base, polymer and syringe assembly used in the manufacture of SUBLOCADE. In addition, we are improving our Raleigh Manufacturing Facility to manufacture SUBLOCADE to better secure its long-term supply. However, it will take time and investment in equipment and validation testing before we can make regulatory submissions to gain approval for commercial manufacture of SUBLOCADE at this site. See “Item 1A.—Risk Factors—We rely on third parties to manufacture commercial supplies of most of our products, whose facilities and processes must meet stringent regulatory requirements.”
SUBOXONE Film
SUBOXONE Film is manufactured under an exclusive license and supply agreement with Aquestive Therapeutics. Under the terms of the agreement, Aquestive is the exclusive global manufacturer and primary packager of SUBOXONE Film and is prohibited from developing any other film product containing buprenorphine without our written consent. We provide both the buprenorphine HCl and the naloxone HCl used in the manufacture of SUBOXONE Film. Aquestive has two manufacturing facilities located in Portage, Indiana. Manufacturing and primary packaging of all SUBOXONE Film output for most markets is approved at both facilities. Secondary packaging of SUBOXONE Film is performed at Sharp Packaging Services.
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
Sales, Marketing and Distribution
Our sales, marketing, and distribution processes begin with a focus on the patient. Our products are intended for patients who suffer from OUD, a highly stigmatized disease state. These patients are found not just in private physician offices, but also in emergency rooms, hospitals, addiction or rehabilitation centers, organized health systems and, frequently, as part of their journey with addiction, as incarcerated individuals in the criminal justice system. Accordingly, we focus our sales and marketing efforts not just on physicians in private practice but also to healthcare providers situated in these diverse treatment environments.
Our sales, marketing, and distribution efforts vary by market.
United States
We derive approximately 85% of our net revenues, and an even larger portion of our profitability, from the U.S. market. Unlike many markets in the Rest of World, the U.S. market is not a single payor market. Instead, our activities are directed at federal and state agencies, organized health systems, criminal justice systems, and healthcare providers who provide treatment and assistance for patients suffering from OUD.
Payors and Reimbursement
We have dedicated professionals responsible for obtaining access and eliminating barriers to care at the national, regional, and state payor level, including every state Medicaid program. We have coverage from approximately 90% of payors for our OUD products, including almost all commercial insurance payors, the Veterans’ Administration, the Department of Defense, and the Bureau of Indian Affairs. Also, a significant portion of our customers are reimbursed through the Medicaid plans of states and the District of

Columbia, primarily because most individuals suffering from OUD are not employed or do not have employer-based health coverage.
Organized Health Systems ("OHS")
Many patients who use our products are found at OHSs, such as large health systems including hospitals and addiction treatment centers. OHSs are an important channel for our products because they have the resources and administration to handle controlled substances that are prescribed, delivered, and stored, and are equipped to administer the requirements applicable to our products, including a risk evaluation and mitigation strategy ("REMS"). Our account teams call on key decision makers at OHSs to expand access to our products. Our goal is to ensure access to our products by establishing treatment protocols (both medical and logistical), removing barriers to access, gaining formulary access where needed, and ensuring that protocols are in place to ensure compliance with applicable DEA, state, and local requirements regarding the storage of controlled substances. As part of this process, the sales team focuses on effectively communicating the scientific rationale and the benefits of our products to HCPs, appropriately balanced with safety information. The account and medical team focus on educating key decision makers about adherence, continuity of care, and overall cost and resource optimization in the total treatment plan.
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
For prisons, our dedicated teams attempt to increase access to our products, overcome logistical barriers to care, and promote particular products.
For specialty treatment courts, our Criminal Justice Access Directors, including trained and experienced professionals, educate judges, prosecutors, social workers, and patients about the benefits of our products. The patient is ultimately referred to an HCP, either in a private office or qualified health center, where the decision to use medication for OUD, such as SUBLOCADE, is the patient’s decision with the assistance of his or her HCP. At these referral sites and locations, our sales personnel coordinate with the HCPs and their staff to ensure understanding of the scientific rationale and the benefits of our products, appropriately balanced with safety information.
Commercialization Activities
Our commercial activities in the U.S. are currently focused on SUBLOCADE long-acting injectable. Our sales force does not promote SUBOXONE Film in the U.S. Our sales organization in the U.S. is comprised of experienced pharmaceutical professionals, which we call Clinical Specialists, who are managed by Area Sales Directors. Clinical Specialists act as a vital link between the various stakeholders within the addiction community, including key opinion leaders, counselors, treatment advocates, pharmacists, nurses and healthcare providers in specialized treatment centers. We believe our clear focus on patient needs helps deepen customer relationships which then allows the team the time to engage in clinical and logistical discussions that dramatically improve patient access to treatment with SUBLOCADE.
Our Clinical Specialists are supported by dedicated and experienced professionals in our managed care group who create access to treatment for patients by partnering with U.S. commercial payors and federal, state, and local governmental payors.
Advocacy and Public Policy Engagement
We engage with policymakers and advocate organizations to support public policies that expand access to evidence-based treatment for opioid use disorder (OUD). Our advocacy efforts are focused on advancing policies that support timely access to care and promote continuity of care across patient populations and care settings.

We also advocate for policies that improve coverage and reimbursement for OUD treatment across public and private payers, including Medicaid, as well as engage on policy issues affecting access to care for underserved and high-risk populations involved in the criminal justice system. These efforts are intended to support a more effective, equitable treatment landscape for individuals living with OUD while reducing system level barriers that contribute to gaps in care.
Patient Access and Support Programs
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
Medical Affairs Team
Our Medical Affairs Team, which supports HCPs and health administrators, includes Field Medical Advisors who are responsible for responding to unsolicited off-label questions, educating and disseminating data related to our products, working with study investigators, and developing and delivering real world evidence regarding the usage and potential benefits or risks of a medical product derived. Our Medical Affairs team is separate and independent from sales and marketing.
Marketing
Our marketing efforts are focused on reaching the sufferers of the diseases our products treat and the HCPs who treat them. In each of our markets, our commercial activities are supported by strategic planning, business analytics, and measurement ensuring that each market and sales territory is effectively resourced to maximize market access, and to increase appropriate use of our products.
In the U.S., our marketing team is responsible for developing marketing and sales materials, product websites, conference presentations, and media plans consisting of medical, regulatory, and legal team members to assess compliance with rules and regulations as appropriate. We also provide reimbursement support for our U.S. markets. In addition, we have established strong marketing expertise in increasing disease state and treatment awareness, embedded in various platforms including digital and traditional media. We employ third-party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities.
The challenges we face in the sales process for our products include:
•Understanding of the science that underpins the SUBLOCADE value propositions,
•Considerations related to buprenorphine being a controlled substance that is subject to regulation in the countries where our products are marketed,
•SUBLOCADE having been approved by the FDA with a REMS, requiring that SUBLOCADE be administered by an HCP.
To assist our sales and marketing efforts, we invest in data infrastructure and related professionals to derive insights from our data. These insights allow us to prioritize our marketing efforts, identify obstacles and barriers to treatment, and suggest new approaches.

Distribution
Historically, we distributed our products in more than 30 countries. Based on the country where sales originate, we derived 85%, 85%, and 83% of our net revenues from the U.S. in 2025, 2024, and 2023, respectively. In the future, we expect to sell our products only in the U.S., Canada, Australia, France and Germany.
The distribution of our buprenorphine products is more complicated than other specialty pharmaceutical products because buprenorphine is regulated in the U.S. as a Schedule III drug by the FDA, and similarly restricted by law enforcement authorities in the Rest of World. Additionally, certain products, like SUBLOCADE, utilize a restricted delivery network. Additionally, to ensure proper administration, SUBLOCADE may only be administered by an HCP is not dispensed to the patient directly. To ensure that our products are available to HCPs and patients, we utilize specialty distributors and a network of specialty pharmacies that are equipped to adhere to these special requirements.
The FDA requires a REMS for SUBOXONE Film and for SUBLOCADE Injection. The goal of the SUBLOCADE REMS program is to mitigate the risk of serious harm or death that could result from intravenous self-administration by ensuring healthcare settings and pharmacies are certified and only provide SUBLOCADE directly to a healthcare provider for administration by a healthcare provider to the patient. SUBOXONE Film is part of the Buprenorphine Transmucosal Products for Opioid Dependence ("BTOD”) shared REMS program, the goals of which are to: 1) mitigate the risks of accidental overdose, misuse, and abuse, and 2) inform prescribers, pharmacists, and patients of the serious risks associated with buprenorphine-containing products).
In contrast, SUBOXONE Film may be dispensed directly to a patient by a pharmacy with an appropriate DEA license. Accordingly, a substantial portion of our sales are to pharmaceutical wholesalers, specialty pharmacies, and distributors who, in turn, sell our products to pharmacies, hospitals, and other customers, including federal and state entities.
Our three largest customers (which are wholesale pharmaceutical companies in the U.S.) accounted for 51%, 55%, and 54% of global net revenues in 2025, 2024, and 2023, respectively. Our largest customer in each year accounted for 20%, 19%, and 19% of our net revenues in 2025, 2024, and 2023, respectively. These customers are our primary purchasers of SUBOXONE Film in the U.S. As sales of SUBLOCADE grow, mostly through specialty pharmacies and specialty distributors, the relative importance of these three largest customers declines. Our fourth largest customer is one of these specialty pharmacies.
Logistics
We use central third-party logistics and warehouses that comply with applicable local regulations for storage and distribution of our products into the supply chain. Our third-party logistics provider specializes in integrated operations including warehousing and transportation services that can be scaled and customized to our needs based on market conditions and the demands and delivery service requirements for our medicines and materials. Their services eliminate our need to build dedicated internal infrastructure that would be difficult to scale without significant capital investment. Our third-party logistics provider warehouses all medicines in controlled FDA-registered facilities in the U.S., or which meet applicable requirements outside the U.S. Orders are prepared and shipped through an order entry system to ensure adequate supply and delivery of our medicines.
Rest of World
Our commercial activities are currently focused on SUBLOCADE long-acting injectable, SUBUTEX Tablet, and SUBOXONE Film. Depending on market size and demands, dedicated teams of clinical liaisons, health policy liaisons, or a combination of both, work to accelerate access to treatment.
In Canada and in Australia, we have a field force of sales specialists. In markets where these products either are not approved or are unable to be promoted under local regulation, we have medical affairs personnel responsible for responding to medical information requests and for providing information consistent with local treatment protocols with respect to such products. Such medical affairs personnel are separate from sales and marketing personnel.
In Canada we directly market SUBLOCADE and SUBOXONE Film. In Australia, we directly market SUBUTEX Tablets.
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
The Company (generally Indivior U.K. Limited) also owns or licenses, patent rights (i.e., granted patents or pending applications) in certain key jurisdictions in respect to our products and pipeline products. The patent rights listed below are those which are critical to our products:

Product	Patent Type	Patent or Application No.	Expiration Date
SUBLOCADE	Method	9,272,044	June 6, 2031
SUBLOCADE	Method	10,198,218	June 6, 2031
SUBLOCADE	Method	10,592,168	June 6, 2031
SUBLOCADE	Formulation, Method of treatment	9,498,432	June 6, 2031
SUBLOCADE	Formulation, Method of treatment	9,827,241	June 6, 2031
SUBLOCADE	Formulation, Method of treatment	9,782,402	June 6, 2031
SUBLOCADE	Formulation	10,558,394	June 25, 2031
SUBLOCADE	Formulation, Method of treatment	8,975,270	September 5, 2031
SUBLOCADE	Formulation, Method of treatment	8,921,387	January 6, 2032
SUBLOCADE	Method	11,000,520	November 6, 2035
SUBLOCADE	Method	11,839,611	November 6, 2035
SUBLOCADE	Method	10,646,484	June 15, 2038
SUBLOCADE	Means Plus Function	17/985,253	November 6, 2035
SUBLOCADE	Method	19/085,650	November 6, 2035
SUBLOCADE	Method	17/283,931	October 11, 2039
SUBLOCADE	Method	18/931,350	October 18, 2044
SUBLOCADE	Method	18/920,176	October 18, 2044
SUBLOCADE	Method	19/170,285	October 18, 2044
Indivior Global Integrity & Compliance Program
Indivior maintains a Corporate Compliance Program that has demonstrated effectiveness. Key program elements include the following:
•Leadership & Governance: Chief Integrity and Compliance Officer reporting directly to the CEO, program oversight by the Indivior Compliance Committee, and regular reporting and assurance provided to the Board of Directors.
•Independent Evaluation: External consultants assess program effectiveness and benchmark against best practices.
•Resources & Expertise: A well-resourced Integrity & Compliance team led by experienced professionals, including three senior leaders with over 50 years of combined healthcare compliance experience. In addition to the experience and training, all team members hold professional certifications relevant to their responsibilities.
•Culture & Speak-Up: The program applies behavioral science principles to promote ethical decision-making across the organization. It also includes a robust ‘Speak-Up’ mechanism that empowers and encourages employees to report concerns or potential non-compliance confidentially and without fear of retaliation. Anonymous reporting options are available to further support transparency and trust.

•Framework & Activities: The Integrity & Compliance team oversees the Code of Conduct and healthcare compliance standards, conducts risk assessments, and implements and monitors key controls in alignment with government and industry guidance.
The Integrity & Compliance team collaborates with senior leadership to establish clear compliance expectations, reinforce a strong tone at the top, and ensures accountability for ethical conduct, as well as legal and regulatory adherence across all levels of the organization.
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
United States
Overview
Pharmaceutical companies operate in a highly regulated environment. In the U.S., we must comply with laws, regulations and other requirements promulgated by numerous federal and state authorities, including the FDA and other agencies and divisions of the Department of Health and Human Services, the Drug Enforcement Administration (“DEA”), and other agencies of the DOJ, the Consumer Product Safety Commission, the Environmental Protection Agency, the U.S. Customs and Border Protection (the “CBP”), and state agencies such as boards of pharmacy. Applicable legal requirements govern to varying degrees the research, development, manufacturing, commercialization and sale of our prescription pharmaceutical products, including pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. Failure to comply with applicable legal requirements can result in product recalls, seizures, injunctions, refusal to approve or withdrawal of approval of product applications, monetary fines or criminal prosecution.
Food and Drug Administration
The FDA’s authority to regulate pharmaceuticals comes primarily from the Federal Food, Drug, and Cosmetic Act (“FFDCA”). In addition to reviewing NDAs for branded drugs and abbreviated new drug applications ("ANDAs") for generic drugs, the FDA has the authority to ensure that pharmaceuticals introduced into interstate commerce are neither “adulterated” nor “misbranded.” Adulterated means that the product or its manufacture does not comply with FDA quality and related standards. A drug is adulterated if, among other things: (i) it is prepared under unsanitary conditions such that it may have been contaminated or may cause injury to patients, (ii) its manufacture does not comply with cGMP, (iii) it does not comply with an official compendium, (iv) its strength, purity or quality differs from that which it purports to possess, or (v) if it is manufactured, processed or held in a facility which refuses FDA inspection. Misbranded means, among other things, that the labeling of, or advertising or promotional materials for, the product contains false or misleading information, fails to conform to the FDA approval for the drug, or fails to include required information about risks.
In order to market and sell a new drug product in the U.S., a drug manufacturer must file with the FDA an NDA that shows the safety and effectiveness of the new drug. In order to market and sell a generic version of an already-approved drug product, a drug manufacturer must file an ANDA that shows that the generic version is, with narrow exceptions, the same active ingredient, dosage form, strength and route of administration as a previously approved reference product, and “bioequivalent” to that reference product, meaning that it is absorbed at the same rate and to the same extent as the reference product. The FDA classifies certain generic drugs as “therapeutically equivalent,” meaning that they are expected to have the same clinical effect and safety as the branded drug product. Alternatively, a manufacturer may submit an NDA under FFDCA section 505(b)(2) for a drug product that has some differences from an already-

approved drug product, but that relies in whole or in part on the findings of safety and/or effectiveness of a previously approved reference product, or on medical literature. A section 505(b)(2) NDA must demonstrate that the proposed product is safe and effective notwithstanding the differences from the approved drug product.
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
(vii)final FDA approval of the full prescribing information, labeling and packaging of the drug product; and
(viii)in some cases, commitments to meet post-approval requirements, including ongoing monitoring and reporting of adverse events related to the drug product, implementation of a REMS program, if applicable, and conduct of any agreed post-marketing requirement or post-marketing commitment studies.
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
In addition, under the Pediatric Research Equity Act 2003 ("PREA") as amended, all NDAs must include assessments on a drug in pediatric patients unless the applicant receives a waiver or deferral. A drug sponsor may also seek to conduct a clinical trial of a drug product on pediatric patients based on a written request from the FDA in order to obtain a form of marketing exclusivity as permitted under the Best Pharmaceuticals for Children Act 2002, as amended. Under PREA, FDA may require post-approval studies to assess the safety and effectiveness of the indication in pediatric patients.
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
Under the U.S. Prescription Drug User Fee Act 1992, as amended, the FDA has the authority to collect fees from drug manufacturers who submit NDAs and section 505(b)(2) NDAs for review and approval. For U.S. fiscal year 2026, the user fee rate has been set at $4,682,003 for an NDA and $2,341,002 for an NDA not requiring clinical data, generally certain section 505(b)(2) NDAs.
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
In 2012, Congress passed into law the Generic Drug User Fee Act to address the FDA’s backlog, which at the time was over 2,000 ANDA filings. This legislation granted the FDA authority to collect, for the first time, user fees from generic drug manufacturers who submit ANDA filings for review and approval, and the fees collected help the FDA fund the drug approval process. For U.S. fiscal year 2026, the user fee rate is set at $1,918,377 for an ANDA submitted by a large size operation generic applicant. The FDA will also collect from generic drug manufacturers a separate fee where they reference a so-called Drug Master File for a contract manufacturer, and separate annual manufacturing facility fees for API and finished drug products.
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
Risk Evaluation and Mitigation Strategies ("REMS")
The FDA has the authority to require the manufacturer to provide a REMS that is intended to ensure that the benefits of a drug product (or class of drug products) outweigh the risks of harm. The FDA may require a REMS include elements to assure safe use to mitigate a specific serious risk of harm, such as requiring that prescribers have particular training or experience or that the drug product is dispensed in certain healthcare settings. The FDA has the authority to impose civil penalties on or take other enforcement action against any drug manufacturer who fails properly to implement an approved REMS.

Separately, drug manufacturers are prohibited from using an approved REMS to delay generic competition. The FDA has been active in instituting class-wide and product-specific REMS for opioid drug products.
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
Other products in development may become subject to a REMS specific to the product or shared with other products in the same class of drug, if the FDA determines that additional steps beyond labeling are required to help ensure the benefits of the medication outweighs its risks.
Quality assurance requirements
The FDA enforces requirements to ensure the methods used in, and the facilities and controls used for, the manufacture, processing, packaging, and holding of drugs conform to cGMP. The cGMP requirements enforced by the FDA are comprehensive, covering all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, and are designed to ensure that finished products meet all the required identity, strength, quality, and purity characteristics. Ensuring compliance requires an on-going commitment of time, money, and effort in all operational areas.
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
The FDA also conducts periodic post-approval inspections of drug manufacturing facilities to assess their cGMP status. Adverse inspections can lead to FDA inspection observations, warning letters, seizure, recalls, injunctions, and shutdown of facilities. Additionally, where products or components for manufacturing are being imported into the U.S., the FDA may issue an import alert to prevent shipments into the country. If the FDA concludes a company is not in compliance with cGMP requirements, sanctions may be imposed that include preventing that company from receiving the necessary licenses to export its products, preventing further approvals for applications involving the facility or facilities and issue and classifying that company as an “unacceptable supplier,” thereby disqualifying that company from selling products to governmental agencies.
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
Import and export requirements
To import pharmaceuticals into the U.S., the importer must file an entry notice and bond with the U.S. Customs and Board Protection (“CBP”). All drugs are subject to FDA examination before release by the CBP. Any article that appears to be in violation of the FFDCA may be refused admission and a notice of detention and hearing may be issued. If the FDA ultimately refuses admission, the CBP may issue a notice for redelivery and assess liquidated damages for up to three times the value of the drugs.
Products exported from the U.S. are subject to foreign countries’ import requirements and the exporting requirements of the FDA. For example, international sales of drugs manufactured in the U.S. not approved by the FDA for use in the U.S. are subject to FDA export requirements. FDA will provide a certificate of pharmaceutical product ("eCPP") directly to a requesting country to provide assurance that the product has been approved for export from the U.S. and that the manufacturing facilities are in compliance with cGMP. To obtain this certificate, the drug manufacturer must apply to the FDA.
Drug Enforcement Administration
The U.S. Drug Enforcement Administration (“DEA”) is the federal agency in the U.S. responsible for enforcement of the Controlled Substances Act (“CSA”). The CSA classifies drugs and other substances based on identified potential for dependence and abuse. Schedule I controlled substances are those with a high abuse potential and have no currently accepted medical use; thus, they cannot be lawfully marketed or sold. Schedule II/IIN substances have a high potential for abuse which may lead to severe psychological or physical dependence. Many narcotics and stimulants are Schedule II controlled substances. Schedule III/IIN substances have a potential for abuse less than substances in Schedules I or II and abuse may lead to moderate or low physical dependence or high psychological dependence. Examples of Schedule III substances are products containing not more than 90 milligrams of codeine per dosage (Tylenol® with codeine) and buprenorphine, the active ingredient in SUBLOCADE and SUBOXONE. Consequently, the manufacture, storage, distribution, and sale of these substances are all highly regulated.
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
Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we were found to be in violation any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant criminal, civil and administrative penalties including damages, fines, imprisonment, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
European Union
Overview
In the EU, medicinal products are subject to extensive pre- and post-marketing regulation by regulatory authorities at both the EU and national levels. Additional rules also apply at the national level relating specifically to controlled substances.
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
According to EMA, pharmacovigilance “is the science and activities relating to the detection, assessment, understanding and prevention of adverse effects or any other medicine-related problem.” The holders of a marketing authorization must establish and maintain a pharmacovigilance system with the overall aim to monitor and ensure the safety of a medicinal product and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. They are also required to establish and maintain a pharmacovigilance system master file detailing the pharmacovigilance system. On request, the system master file must be made available to the competent authorities for inspection. Key pharmacovigilance obligations include the recording of suspected serious adverse reactions to the medicinal product in and outside the EU and promptly reporting them through the centralized EudraVigilance database. In addition, the holders of a marketing authorization are required to submit periodic safety update reports ("PSURs").
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
Promotional restrictions
In the EU, all advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited. Although general requirements for advertising and promotion of medicinal products are established under EU legislation, the details are governed by national regulations and can differ from one country to another.
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

The manufacture, import, export, storage, distribution, and sale of controlled substances are subject to additional regulation at the national level in the EU. In many EU member states, the regulatory authority responsible for medicinal products is also responsible for controlled substances. Generally, any company manufacturing or distributing a medicinal product containing a controlled substance in the EU will need to hold a controlled substances license from the competent national authority and will be subject to specific record-keeping and security obligations. Separate import or export certificates are required for each shipment into or out of the country.
Pricing and reimbursement
Pricing and reimbursement remain mostly within the discretion of the respective member state. However, the member states must at least comply with the Transparency Directive (Directive 89/105/EEC), which primarily provides procedural obligations. Governments influence the price of medicinal products in the EU through pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to patients. Some member states operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these member states may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other countries allow companies to fix their own prices for medicinal products but monitor and control company profits. Such differences in national pricing regimes may create price differentials across Europe. The downward pressure on healthcare costs in general, particularly prescription medicines, has become intense. As a result, barriers to entry of new products are becoming increasingly high and patients are unlikely to use a drug product that is not reimbursed by their government.
In addition, in most European countries, physicians are encouraged or even required to prescribe generic rather than branded products and many governments also advocate generic substitution by requiring or permitting pharmacists to substitute a different company’s generic version of the branded drug product that was originally prescribed.
Rest of World
Current markets
After the U.S., our largest markets are Canada and Australia, where we market our products pursuant to standards set by Health Canada and the Therapeutic Goods Administration, respectively. We also market our products in certain other developed countries. The laws, guidelines and standards promulgated by the relevant regulatory authorities that regulate the development, testing, manufacturing, marketing, and selling of pharmaceuticals in each of these jurisdictions are broadly similar to those in the U.S. and Europe, although the precise requirements vary from country to country.
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
Our manufacturing plant in Raleigh, N.C. currently is performing trial runs in anticipation of future manufacture of SUBLOCADE. It uses hazardous materials as part of the manufacturing process; however, these aspects of the process are tightly controlled and, we believe, represent low risk to the surrounding environment.
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
At Indivior, we value our distinctive culture and believe it is a key source of sustainable competitive advantage. Our Culture Champions network is well established and has helped us to strengthen and build our culture. We also conduct an annual survey of employees to monitor engagement levels and act on feedback received through this process.
As of December 31, 2025, the Company employed 838 people worldwide, of which 827 were full-time employees. Of these, 593 were located in the U.S., and 245 were located outside the U.S.
Certain of our employees outside of the U.S. are represented by unions or works councils. We believe that we have a good relationship with our employees and with the unions and works councils that represent certain employees.
Other Information and Corporate Governance
The Company’s legal name is Indivior Pharmaceuticals, Inc. Indivior Pharmaceuticals, Inc. is a Delaware corporation that was incorporated on October 28, 2025. The registered office address of Indivior Pharmaceuticals, Inc. is 8 The Green, Ste R, Dover, DE 19901. The Company’s headquarters is located at 10710 Midlothian Turnpike, Suite 125, North Chesterfield, VA 23235, and its telephone number is +1 (804) 379-1090. The Company’s website is https://www.indivior.com/. Information on the Company’s website does not constitute a part of and is not incorporated by reference into this Annual Report.
Our common stock is listed on The Nasdaq Stock Market LLC under the ticker symbol “INDV.”
The Company is subject to the information reporting requirements of the Exchange Act and under those requirements files reports with the SEC. The SEC maintains a website at http://www.sec.gov from which this Annual Report and those other reports or other information may be accessed. We also make our electronic filings with the SEC available at no cost on the Company’s website, www.indivior.com/en/investors, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors.
Summary of Risk Factors
You should carefully consider the risks described below, together with all of the other information in this annual report on Form 10-K. The risks below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial may also adversely affect our business. If any of the following risks occur, our business, financial condition, and results of operations could be seriously harmed, our stock price might decline, and you could lose all or part of your investment.
Risks Related to our Company and Its Business
•We are subject to risks related to the manufacture and distribution of our products and must adhere to stringent manufacturing practices.
•We rely heavily on SUBLOCADE for a significant portion of our revenues.
•Our revenues may grow at a slower than expected rate or decrease due to many factors.
•We rely on third parties to manufacture commercial supplies of most of our products.
•Our ability to generate revenues from our products is subject to attaining significant market acceptance.
•We are subject to litigation.
•We must comply with the terms and conditions of various government agreements.
•We are subject to additional risks because we import, manufacture, and distribute controlled substances.
•Acquisitions, partnerships, joint ventures, dispositions, and other business combinations or strategic transactions involve several inherent risks.
•The clinical study or commercial use of our products may cause unintended side effects.
•We depend on third-party payors for reimbursement for our products.
•Congress may reduce spending on Medicaid funding.
•We operate in a highly competitive industry.
•Failure to retain key personnel or attract new personnel could have a material adverse effect on us.
•We are subject to a variety of laws and regulations related to fraud and abuse and transparency.
•We may be subject to adverse public opinion.
•We use hazardous materials in our manufacturing facilities.
•Actual costs to exit various businesses may differ materially from our estimates.
•Our product pipeline relies on collaborations with third parties.
•Clinical trials for the development of products may be unsuccessful.
Risks Related to Intellectual Property
•We may fail to obtain and maintain patents and protect other proprietary rights.
•We may incur substantial costs as a result of intellectual property litigation or other proceedings.
Risks Related to Regulatory or Legal Matters
•Regulatory agencies may impose limitations or post-approval requirements on our products.
•We are subject to ongoing obligations and continued regulatory inspection.
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
•Failure to comply with anti-corruption laws and regulations, anti-money laundering laws and regulations, and/or economic sanctions could result in us becoming subject to fines or penalties.
•The pharmaceutical industry faces significant government scrutiny regarding pricing and competition.
•The regulatory approval process is expensive, time-consuming, and uncertain.

Risks Related to our Financial Condition and Tax Matters
•Our balance sheet is leveraged, and any reduction in revenue may adversely affect our liquidity and profitability.
•Our business strategy may involve transactions which may dilute existing stockholders’ interests.
•Our effective tax rate may increase.
•Our deferred tax assets may not be realized.
•Tariffs on pharmaceutical products may adversely affect our revenues or profitability.
•We are subject to macroeconomic trends in the markets where we operate.
•Our operating results may fluctuate significantly.
•Any future pandemic, and governmental and societal responses thereto, may harm our business, results of operations, and financial condition.
•Our insurance coverage may not be adequate.
•Our term loan contains covenants that limit our ability to plan for or respond to changes in our business.
Risks Related to Our Common Stock
•Our common stock is subject to market price volatility.
•Securities or industry analysts may fail to publish research or may publish inaccurate or unfavorable research about our business.
•The Parent Company is a holding company with no business operations of its own and depends on its subsidiaries for cash, including in order to pay dividends or make share repurchases.
•We may not pay dividends in the future.
•We are subject to anti-takeover provisions in our certificate of incorporation, bylaws, and Note Purchase Agreement that could delay or prevent an acquisition of our company.
Risks Related to Information Security and Data Privacy
•We are at risk for business interruptions or breaches of data security.
•We are required to maintain the privacy and security of personal information.
•Artificial intelligence presents risks and challenges that can impact our business including posing security risks to our confidential information, proprietary information, and personal data.
Risks Related to Our International Status and Operations
•We are exposed to risks related to currency exchange rates.
Risks Related to Being a Publicly-Traded Company in the U.S.
•We are subject to risks related to changes in accounting standards, assumptions, and estimates.

Risks Related to our Company and Its Business
We are subject to risks related to the manufacture and distribution of our products globally and must meet stringent current Good Manufacturing Practices.
All facilities and manufacturing techniques used for the manufacture of our products must be operated in conformity with the mandatory manufacturing standards (often referred to as current good manufacturing practice (cGMP)) of the FDA, Health Canada, the Australian Therapeutic Goods Administration, and other regulatory authorities. Manufacturing facilities are subject to periodic unannounced inspections by the FDA, MHRA, HPRA, and other regulatory authorities. Failure to comply with applicable legal and regulatory requirements, and with the manufacturing details filed as part of our marketing authorization, subjects our manufacturing facilities or the facilities of our third-party manufacturers to possible legal or regulatory action, such as inspectional observations (e.g., Form FDA 483 notices), warning letters, suspension of manufacturing, product seizure, withdrawal of the product from the market, administrative, civil and criminal penalties, among other enforcement remedies. Therefore, such enforcement actions may adversely affect our ability to manufacture, or our third-party suppliers’ ability to supply, finished products.
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

We rely heavily on SUBLOCADE for a significant portion of our revenues.
Historically, our business has been dependent on the sale of products containing buprenorphine. We developed SUBUTEX Tablets, SUBOXONE Tablets, SUBOXONE Film and SUBLOCADE for the treatment of OUD. In the last three years, SUBLOCADE has become increasingly important to our revenue growth and financial results. SUBLOCADE accounted for 69%, 64%, and 58% of our total net revenues in 2025, 2024, and 2023, respectively.
Our oral buprenorphine products, including SUBOXONE Film, SUBOXONE Tablets, and SUBUTEX Tablets, are subject to substantial competition. Revenues from film and tablet products are declining. Further, in the Resolution Agreement we agreed not to employ a sales force to promote or sell SUBOXONE Film in the U.S., and in our settlement agreement with the States for Opioid MDL we agreed to restrictions that effectively prohibit marketing of SUBOXONE FILM through 2032. See generally, "We are currently, in the past have been, and in the future may be, subject to substantial litigation that could cause us to incur significant legal expenses, divert management’s attention, and result in harm to our business," above. Further, we do not sell SUBOXONE Tablets or SUBUTEX Tablets in the U.S. As a result, sales of SUBLOCADE are very important to our revenue growth and financial results.
Our operating plan assumes that SUBLOCADE, SUBOXONE Film, and SUBUTEX Tablets will remain the treatment of choice for OUD patients who can benefit from MAT in the countries where we sell these products. There is no guarantee that we can maintain sales at or near historical levels, or that sales will continue to grow. In this regard, our ability to maintain or increase sales are subject to a number of risks and uncertainties including (i) competition from the introduction of branded competition or generic versions of our products; (ii) pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third-party payors, including governments, and our ability to maintain adequate coverage and reimbursement for our products; (iii) increased rebates required to maintain access to our products; (iv) challenges to our intellectual property around SUBLOCADE; and (v) continued acceptance of SUBLOCADE by physicians and patients. In addition, Congress continues to consider various policy proposals that may result in pressure on the prices of prescription drugs in government healthcare programs in efforts to decrease government spending. See "Congressional action to reduce spending may result in cuts to Medicaid which in turn might impair access to our products in the U.S., thereby adversely affecting our revenues and results of operations," above. Further, as organized health systems consolidate, in part due to private equity activity, we may be required to increase rebates, which would reduce the profitability of our products. Any significant negative developments relating to these risks could have a material adverse effect on our revenues from these products and, in turn, on our business, financial condition, cash flows and results of operations and the market price of our common stock.
Further, the biopharmaceutical and biotechnology industries are characterized by rapidly advancing technologies. Our future success will depend in part on our ability to maintain a competitive position. If we fail to stay at the forefront of technological change to create and develop product candidates, we may be unable to compete effectively. Our competitors or technological change may limit the commercial value of our products by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages of our proprietary products and product candidates.
Our revenues may grow at a slower than expected rate or decrease due to many factors.
Sales may not grow, and may decline. Risks to revenue growth include:
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
•patient and physician satisfaction with our products;
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
•regulatory developments and actions related to the manufacture, commercialization or continued use of our products, including FDA actions such as required changes to our REMS or a warning letter, or conduct of an audit by the FDA or another regulatory authority in which a manufacturing or quality deficiency is identified;
•U.S. and global political changes and/or instability, including trade relations, and any related changes in applicable laws and regulations, that may impact resources and markets for our products; and
•the potential negative impact of current and future healthcare laws and legislation and regulation controlling the conditions of treatment and the distribution of the product including, with respect to OUD treatments, new governmental or regulatory guidelines or policies limiting the prescription of opioids to patients.
We rely on third parties to manufacture, package, test, and distribute our products and their facilities and processes must meet stringent regulatory requirements.
The Company relies almost exclusively on third parties, including contract manufacturing organizations, to manufacture, package, test, and distribute our products. The manufacturing of our products, which include terminally sterilized and aseptically filled injectables, film products, and oral solid dose tablet products, is subject to stringent global regulatory, quality, and safety standards, including current Good Manufacturing Practice (“cGMP”). Some of our products, including SUBLOCADE long-acting injectable and SUBOXONE Film, are significantly more complicated to manufacture than tablet products. We have limited control over the performance of our third-party manufacturers and are currently dependent on our third-party contract manufacturing partners whom we manage via supply and quality agreements.
We or our third-party manufacturers may encounter difficulties in production, such as issues with production costs and yields, process controls, quality control, and quality assurance, including testing of stability, impurities and impurity levels, sterility, and other product specifications by validated test methods, compliance with strictly enforced global and regional regulations, and disruptions or delays caused by man-made or natural disasters, pandemics or epidemics, or other business interruptions.
Similarly, the Company relies on a third-party logistics vendor and a network of specialty pharmacists and specialty distributors to fulfill orders and distribute our products in the U.S. and logistics and distribution partners to distribute our products worldwide. This process is complicated because our products contain controlled substances that require special handling, such as import and export permits, adherence to a risk evaluation and mitigation strategy (“REMS”) protocol, and import restrictions on controlled substances. See below, “We are subject to additional risks because we import, manufacture, and distribute controlled substances.”
If we or any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements or pass regulatory inspection, we or our third-party manufacturers will not be able to ensure an adequate supply of products and/or secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no direct control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA does not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if the supply of our primary active ingredients or manufacture of our products is somehow interrupted, we may need to find alternative manufacturing facilities, which may significantly impact our ability to develop, obtain regulatory approval for or market our products. To the extent our manufacturing facility or that of any third-party manufacturers that we engage with respect to our products are different from those currently being used for commercial supply in the U.S., studies will have to be completed, and the FDA will need to approve such facilities prior to our sale of any product manufactured using these facilities. Any delay or interruption in our ability to meet commercial demand for our products will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trials, and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely, which in turn could have a material adverse effect on our business financial condition, and results of operations.
Our ability to generate revenues from our products is subject to attaining significant market acceptance among key healthcare stakeholders and our ability to successfully develop and execute commercialization strategies for each of our products. Failure to do so would adversely impact our financial condition and prospects.
A substantial majority of our resources are focused on the commercialization of our current products. Our current and future products may not achieve market acceptance. If any of our commercial strategies are unsuccessful or we fail to successfully modify our strategies over time due to changing market conditions, our ability to increase category share for our products, grow revenues and sustain profitability will be harmed.
For example, SUBLOCADE was approved in 2017 as the first once-monthly subcutaneous extended-release injectable suspension of buprenorphine. We initiated commercial sales of SUBLOCADE in 2018. It took until 2020 to reach $100 million in annual net revenues for SUBLOCADE. In the U.S., a competitor introduced its own subcutaneous extended-release injectable suspension of buprenorphine in 2023.
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
•our ability to secure formulary approvals for products at a substantial number of targeted hospitals and Organized Health Systems (“OHSs”);
•our ability to implement and maintain agreements with wholesalers and distributors on commercially reasonable terms, and their performance, over which we have limited control;
•our ability to receive adequate levels of coverage and reimbursement for products from commercial health plans and government health programs;
•our ability to train, deploy and support qualified customer-facing field teams which include a sales force, a managed care team, account teams that target OHSs, as well as a channel team;
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
•the effect of current and future healthcare laws and legislation and regulation controlling the conditions of treatment and the distribution of the products for OUD;
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
•the nature of any post-approval risk management plans mandated by regulatory authorities; see “We are subject to additional risks because we import, manufacture, and distribute controlled substances,” above,
•the convenience of prescribing, administrating and initiating patients on the product, and
•our ability to communicate the benefits of our products, including through direct-to-consumer advertising.
Any factors preventing or limiting the market acceptance or commercialization of our products could have a material adverse effect on their sales and hence our business, results of operations and financial condition.
We are currently, in the past have been, and in the future may be, subject to substantial litigation that could cause us to incur significant legal expenses, divert management’s attention, and result in harm to our business.
We are currently subject to several significant unresolved matters, including:
•The Company has been named as a defendant in numerous lawsuits alleging that SUBOXONE Film was defectively designed and caused dental injury, and that the Company failed to properly warn of the risks of such injuries. The plaintiffs generally seek compensatory damages, as well as punitive damages and attorneys’ fees and costs. These claims follow a June 2022 required revision to the Prescribing Information and Patient Medication Guide about dental problems reported in connection with buprenorphine medicines dissolved in the mouth to treat opioid use disorder. This revision was required by the FDA of all manufacturers of these products. Applications to file class actions based on similar allegations as in the Dental MDL, but also relating to SUBOXONE Tablets, were filed in Quebec and British Columbia against various subsidiaries of the Company, among other defendants, in April 2024, following a required label change by Health Canada. Product liability cases such as these typically involve issues relating to medical causation, label warnings and reliance on those warnings, scientific evidence and findings, actual/provable injury, and other matters.
•On September 21, 2022, certain stockholders issued representative and multiparty claims against Indivior PLC in the High Court of Justice for the Business and Property Courts of England and

Wales, King’s Bench Division. The claims made in both the representative and multiparty actions generally allege that Indivior PLC violated the U.K. Financial Services and Markets Act 2000 (“FSMA 2000”) by making false or misleading statements or material omissions in public disclosures, including the 2014 Demerger Prospectus, regarding an alleged product-hopping scheme regarding the switch from SUBOXONE Tablets to SUBOXONE Film. The claims related to the multiparty are now proceeding in the High Court, although they remained pending while Indivior proceeded to successfully to strike out the representative action.
For a more detailed discussion involving the Company’s legal proceedings and associated accounting estimates, see Item 8. Financial Statements—Audited Consolidated Financial Statements - Note 16. Commitments and Contingencies, especially at the captions "Dental Allegations" and "U.K. Stockholder Claims," which provide information regarding additional matters that we believe may be significant to the Company as of the date of the filing of this annual report.
In the past we were, and in the future may be, subject to litigation that could cause us to incur significant legal expenses, divert management’s attention, and result in harm to our business. For example:
•In 2019, the U.S. Attorney’s Office for the Western District of Virginia brought an indictment, followed by a superseding indictment, against the Company in connection with our marketing and promotional practices related to SUBOXONE Film and SUBOXONE and SUBUTEX Tablets (the "2019 Indictment"). The indictment charged Indivior Inc. and Indivior PLC with health care fraud, mail fraud, wire fraud, and conspiracy to commit the same. It generally alleged that the Company had falsely represented that SUBOXONE film was safer and less susceptible to misuse, abuse, diversion, and inadvertent pediatric exposure than SUBOXONE tablets, purportedly to delay approval of generic versions of SUBOXONE tablets and retain category share. Pursuant to a Resolution Agreement made on July 24, 2020 as part of a global resolution with the U.S. Attorney’s Office for the Western District of Virginia, the DOJ’s Consumer Protection Branch, the FTC, and several U.S. state attorneys general, an indirect wholly owned subsidiary of Indivior PLC pleaded guilty to a single count of making false statements relating to healthcare matters in 2012 (the “Resolution Agreement”). The DOJ dismissed all charges in the indictment, and the Company agreed to a total of $600 million in fines and agreed to substantial reporting and compliance obligations related to its U.S. operations with the DOJ and HHS-OIG, among other things. The Company completed its obligations under the Resolution Agreement in November 2025 after it paid the final amounts owed.
•In July 2022, the Company settled antitrust, patent infringement, and wrongful injunction claims with the manufacturer of a generic buprenorphine/naloxone film drug product for approximately $72 million and approximately $15 million for similar claims made by a second manufacturer of such a generic film drug product in October 2023.
•During 2023, Indivior Inc. settled civil antitrust cases filed by a class of direct purchasers, a class of end payors, and 41 states and the District of Columbia that had been consolidated in multi-district litigation pending in the U.S. District Court for the Eastern District of Pennsylvania (the “Antitrust MDL”) for $385 million, $30 million, and $103 million, respectively. During 2024, Indivior settled state-court cases for a combined total of $125 million in Virginia, Kentucky, and Pennsylvania with all of the remaining insurance companies who had asserted claims similar to those asserted in the Antitrust MDL but opted out of the Antitrust MDL end payor class.
•The Company was named as a defendant in numerous civil lawsuits alleging that manufacturers, distributors, and retailers of opioids engaged in a longstanding practice to market opioids as safe and effective for the treatment of long-term chronic pain to increase the market for opioids and their own market share or alleging individual personal injury claims. Most of these cases were consolidated and stayed in a federal multi-district litigation in the U.S. District Court for the Northern District of Ohio (the "Opioid MDL"). Nearly two-thirds of the cases in the Opioid MDL were filed by cities and counties ("Subdivisions"), and Tribal Nations, while nearly one-third of the cases were filed by private individual plaintiffs, most of whom assert claims relating to neonatal abstinence syndrome ("NAS"). A small number of cases were filed by additional types of plaintiffs such as schools, hospitals, third-party payors, and charitable organizations. In 2024, following mediation, the Company, the Plaintiffs' Executive Committee (PEC) that represented the Subdivisions, and an executive committee of state attorneys general reached a framework for a potential settlement which would allow Subdivisions, including those cities and counties that filed suit against Indivior, to participate. The States (except Maryland) and the Company finalized an agreement reflecting the terms of that potential settlement on April 4, 2025, and the settlement became final in January 2026. The Company separately executed a master settlement agreement with the Tribal Nations, and all Tribal Nations that sued the Company. In January 2026, the Company reached an agreement in principle with the State of Maryland related to the same allegations. The accrued cost of the settlements as of December 31, 2025 was $80 million. The proposed settlements would resolve claims by Subdivisions, public hospitals, public schools, and Tribal Nations, including those brought in courts outside of the Opioid MDL, but would not resolve third-party payor, charitable organization, or private individual plaintiff cases against the Company either within or outside of the Opioid MDL.
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
We must comply with the terms and conditions of the Stipulated Order for Permanent Injunction and Equitable Monetary Relief with the U.S. Federal Trade Commission (“FTC”), along with a similar injunction with certain State Attorneys General related to certain product launches and applications for product approvals and we could be subject to criminal charges or penalties if we fail to comply.
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
The FTC Stipulated Order contains specific notice and reporting requirements related to certain activities, including (i) notice of filing a Citizen Petition along with certain information; (ii) notice of filing of a New Drug Application for new drug formulations related to Indivior approved drugs; (iii) requirement to provide additional information about certain launch activities related to the new drug formulation; (iv) certain restrictions on pricing of the old drug formulations and activities regarding those old drug formulations for a period of time; (v) notice of FDA Approval of a drug or if Indivior Inc. obtains a drug through a license, acquisition or through obtaining control of an entity; (vi) notice of certain corporate activities such as a dissolution, merger, acquisition of Indivior Inc.; (vii) an obligation to provide the States (defined below) with certain information and interviews necessary to evaluate compliance with the Settlement Order; and (viii) an obligation to provide reports to the States explaining how Indivior has complied with the Settlement Order, if requested. The Company may be punished for contempt of court, including, but not limited to criminal contempt, if it fails to comply with any terms of the FTC Stipulated Order or Resolution Agreement. The obligations in the FTC Stipulated Order expire in November 2030.
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
Our products for opioid use disorder, SUBLOCADE long-acting injectable extended-release injection, SUBOXONE Film sublingual film, and outside the U.S., SUBLOCADE, SUBOXONE and SUBUTEX sublingual tablets, contain the active ingredient buprenorphine, which is a controlled substance under the Controlled Substance Act (CSA) and similar laws in other countries. Buprenorphine is a partial agonist opioid. Compared to a full opioid agonist, buprenorphine has less maximal euphoric effect and a ceiling on its ability to cause respiratory depression. While we market these products only for the treatment of opioid use disorder, the use of any opioid is highly stigmatized. Many people who are non-prescribers may fail to distinguish between drugs of abuse and drugs intended for treatment. The lack of distinction between the types and mechanisms of opioids, like buprenorphine, versus other opioids which have indications for pain, is widely misunderstood. These perceptions and misunderstandings may cause a variety of problems for the Company, including adverse publicity and cause some people or entities to decline to do business with us. See for example, “We may be subject to adverse public opinion,” and “Failure to retain key personnel or attract new personnel could have an adverse effect on us," below.
Products designed to treat drug addiction, by their nature, face additional risks. Drug addiction is a difficult environment in which to market our products. Societally, there is a stigma that prevents many people who suffer from OUD or other types of addiction from coming forward to receive treatment because of potential reputational damage, societal scrutiny, and other factors. Patients with OUD often suffer from other co-morbidities, including poor general health and mental health issues like schizophrenia, which may impact one’s understanding of the disease or affect their ability to obtain treatment. Similarly, drug addiction can result in job loss or unemployment, indebtedness, and criminal problems including incarceration which may make it more difficult for someone to obtain treatment. Other challenges include the misuse, diversion, or abuse of our products.
Regulators may impose additional requirements because of the nature of our products. Buprenorphine and products containing buprenorphine are classified as Schedule III controlled substances in the U.S. by the Drug Enforcement Administration (DEA) and similarly restricted by law enforcement authorities in the Rest of World that are signatories to the United Nations Single Convention on Narcotic Drugs (1961). Other molecules considered as product candidates, such as INDV-6001, may have more stringent classification (e.g., Schedule II) or ambiguous classifications.
Products containing opioids often require a risk evaluation and mitigation strategy (REMS) to mitigate potential risks which may be associated with the use of a product and to inform patients and prescribers of those risks. For example, the FDA requires a REMS for SUBLOCADE and SUBOXONE Film. The

SUBLOCADE REMS restricts distribution so that SUBLOCADE is dispensed directly to certified healthcare settings and pharmacies for administration by a healthcare professional. This closed distribution system should help mitigate the risk related to the potential for misuse and diversion by the patient, since the product is not dispensed directly to the patient. Other products that we sell in the future may become subject to a REMS specific to the product or shared with other products in the same class of drug. The cost to implement the REMS may be high, which may in turn have a material adverse effect on our business, financial condition, and results of operations.
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
U.S. facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be licensed and must comply with the security, control, recordkeeping and reporting obligations under the CSA, DEA regulations, and corresponding state requirements. The ability to do so is considerably more difficult for molecules and product candidates with a Schedule I or II classification, or ambiguous classification. In addition, the DEA and state regulatory bodies conduct periodic inspections of certain registered establishments that handle controlled substances. Federal and state regulators have also increased scrutiny of buprenorphine prescribing, dispensing, distribution, and diversion control practices, and evolving requirements may impose additional compliance obligations or operational constraints. Obtaining and maintaining the necessary registrations and complying with regulatory obligations may result in the delay of the importation, manufacturing, distribution or clinical research of our commercial products and product candidates. Furthermore, a failure to comply with CSA, DEA or state regulations by us or any of our third-party manufacturers can result in regulatory action, which can lead to criminal or civil penalties, the refusal to renew necessary registrations or proceedings to restrict, suspend or revoke applicable registrations.
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
An element of our long-term strategy is to acquire a portfolio of other products in addition to our current products, through business or product acquisitions. The success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire approved or clinically enabled products for therapeutic indications that complement or augment our current products, or that otherwise fit into our development or strategic plans on terms that are acceptable to us.
Identifying, selecting and acquiring promising products requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. In addition, we face substantial competition from historically innovative companies, as well as companies with greater financial resources than us, for such acquisition targets. If we are unable to identify, select and acquire suitable products from third parties or acquire businesses at valuations and on other terms acceptable to us, or if we are unable to raise the capital required to acquire businesses or new products, our business and prospects will be limited.
We may fail to realize anticipated benefits from such transactions or partnerships, or any future ones, we may be exposed to additional liabilities or compliance violations of any acquired business or joint venture and we may be exposed to litigation in connection with any transaction. For example, in March 2023 we acquired Opiant Pharmaceuticals for $146 million. However, during the third quarter of 2025, the Company made a strategic decision to discontinue the sales and marketing support for OPVEE and failed to realize the expected benefits from the transaction.
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
The administration of drugs to humans carries the inherent risk of product liability claims whether or not the drugs are actually the cause of an injury. Our products may cause, or may be perceived to have caused, injury or clinically significant drug interactions or may produce undesirable or unintended side effects, and we may not learn about or understand those effects until the products have been administered to study participants or patients for a prolonged period of time. Additionally, incidents of product misuse may occur. We cannot be certain that the clinical or commercial use of our products will not produce undesirable or unintended side effects that have not been evident in the use of, or in clinical trials conducted for, such products to date. Risks can vary widely based on individual health conditions, demographics, and concurrent medications. Indivior follows strict regulatory guidelines and quality standards to ensure the safety and efficacy of our products via ongoing monitoring, including post-marketing safety surveillance. See "Product liability and product recalls could have a material adverse effect on us," below.

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
Revenues from our products depend on the availability, scope, and level of reimbursement from government and private payors in the U.S. and abroad. Any reduction of reimbursement, increase in patient cost-sharing obligations, delays in coverage determinations, or restrictions on coverage could reduce the utilization of our products and materially adversely affect our business, financial condition, cash flows and results of operations.
Third-party payors are under increasing pressure to control healthcare costs and are adopting measures that may limit or reduce reimbursement for pharmaceutical products, including our products. These measures include prior authorization requirements, step-therapy protocols, formulary exclusions or tiering, higher patient co-payments or deductibles, coverage limitations, mandatory discounts or rebates, and increased use of managed care arrangements. Payors may also encourage or require the use of lower-cost generic products or alternative therapies, which may reduce demand for our products.
Government authorities and private payors increasingly evaluate pharmaceutical products based on cost-effectiveness, in addition to safety and efficacy, when making coverage and reimbursement decisions. As a result, we may be required to generate additional pharmacoeconomic, real-world, or clinical data to support favorable reimbursement determinations, which could be costly and may not achieve the desired outcomes. If our competitors can demonstrate lower treatment costs or otherwise position their products as more cost effective, they may obtain broader or more favorable access than our products.
In addition, pricing, reimbursement, and coverage decisions are subject to significant regulatory and legislative scrutiny. U.S. federal and state governments continue to consider and implement initiatives to reduce healthcare spending, including drug pricing transparency laws, price controls, supplemental rebate requirements, and restrictions on coverage under Medicare and Medicaid programs. Similar cost-containment strategies are implemented by government-sponsored healthcare systems in other countries, including mandatory price reduction, reference pricing, and access restriction, any of which could reduce revenues or limit our ability to achieve acceptable pricing.
third-party payors, including pharmacy benefit managers, may further exert negotiating leverage by requiring increased rebates or other concessions as a condition of formulary inclusion or continued coverage. Failure to obtain or maintain favorable formulary placement could increase patient cost-sharing, delay treatment initiation, reduce adherence, or result in patients foregoing treatment altogether, which could negatively affect commercialization efforts and revenues. s
If we are unable to obtain and maintain adequate reimbursement, or if reimbursement is provided only on unfavorable terms, demand for our products could decline our business, prospects, and results of operations could be materially adversely affected. See also, “The pharmaceutical sector is facing increased government scrutiny from competition and pricing authorities around the world, and any failure to comply, may expose us to significant damages and commercial restrictions that can materially and adversely affect our business,” below.

Congressional action to reduce spending may result in cuts to Medicaid which in turn might impair access to our products in the U.S., thereby adversely affecting our revenues and results of operations.
Congressional action to reduce spending, such as the 2025 budget reconciliation act (OBBBA), could lead to Medicaid cuts. These cuts may reduce patient eligibility, limit coverage of higher-cost treatments for OUD, and impose Medicaid work or eligibility requirements. Such changes could impair patient access to our products, thereby adversely affecting our revenues and results of operations.
Any cuts in Medicaid may impair access to our products in the U.S., thereby adversely affecting our revenues and results of operations.
We operate in a highly competitive industry, which includes companies with greater resources than us. The approval and launch of generic or branded products that compete with SUBLOCADE, and an additional generic competitor for SUBOXONE Film, could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
If any product that competes with one of our products is approved, our sales of that product could decrease, the effect of which would be heightened by our product and geographic concentration, which could have an adverse impact on our business, prospects, results of operations and financial condition. For example, SUBLOCADE faces competition from BRIXADI in the U.S. Our products also compete with various alternatives including oral buprenorphine, methadone, and other drugs indicated for OUD and, in the future, may experience competition from other therapies or drugs.
Our SUBOXONE Film product has faced four generic competitors in the U.S. for some time. We have seen our category share of film decline from greater than 50% in 2018 to an average share of 14.2% in 2025 and expect further declines as other competing products become available or if existing participants choose to disrupt the market in line with industry analogs. Additionally, we no longer promote SUBOXONE Film in the U.S. For a discussion of the competition that we face with respect to our current marketed products, technology platforms and product indications, please see the section entitled “Competition” in “Item 1. Business” in this annual report. If we are unable to compete successfully in this highly competitive industry, our business, financial condition, cash flows and results of operations could be materially adversely affected.
In addition, some pharmaceutical companies may be able to deploy more personnel to market and sell their products than us. Each of our sales representatives is responsible for a territory of significant size. The continued growth of our current products may require the expansion of our sales force and sales support organization and we may need to commit significant additional funds, management and other resources to the growth of our field organization. We may not be able to achieve any such necessary growth in a timely or cost-effective manner or at all or realize a positive return on our investment.
The pharmaceutical and biotechnology industries are also characterized by continuous product development and technological change. Our products could, therefore, be rendered obsolete or uneconomic through the development of new products with unique advantages (including, e.g., new medicines that may be safer, more effective, or more convenient than our products) or by technological advances in manufacturing or production by our competitors. Among other things, competition could continue to require us to increase further the level of rebates and other offsets to gross revenues, particularly in our U.S. operations, and could impact potential volume growth of any particular product, which could reduce our net revenues and therefore our results of operations in future periods.
Failure to retain key personnel or attract new personnel could have a material adverse effect on us.
We rely upon several key executives and employees who have an in-depth and long-term understanding of the industry and the disease space and our technologies, products, programs, collaborative relationships and strategic goals. Key personnel include experienced employees with specific expertise and the ability to compliantly interact with healthcare providers, key opinion leaders, and key decision-makers across the healthcare industry.
We compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel as well as research and development personnel. Competition for such personnel in the pharmaceutical and biotechnology industries is intense, and there can be no assurance that we will be able to recruit or retain such personnel. If our sales force and sales organization are not appropriately sized to promote any current or potential future products adequately, the commercial potential of our current products and any future products may be diminished.
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
We are subject, directly or indirectly, to a variety of U.S. and international laws and regulations related to fraud and abuse, transparency, and privacy. Enforcement actions under such laws have increased in recent years. If we fail to comply, or have not fully complied, with such laws, we could face substantial penalties.
In the U.S., we are subject, directly or indirectly through our customers and other third parties, to various federal, state and local fraud and abuse and transparency laws. Our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws. The U.S. federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving anything of value to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exceptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the DOJ and HHS-OIG. Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exception or safe harbor. Violations of the federal Anti-Kickback Statute may be established without providing specific intent to violate the statute. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Violations of the Anti-Kickback Statute may be punishable by civil, criminal, and administrative fines and penalties, damages, imprisonment, and/or exclusion from participation in federal healthcare programs.

The U.S. federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds, or knowingly making, or causing to be made, a false statement to get a false claim paid. A claim resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of themselves and the federal government alleging violations of the statute and to share in any monetary recovery. Violations of the False Claims Act may result in significant financial penalties (including mandatory penalties on a per claim or statement basis), treble damages and exclusion from participation in federal healthcare programs.
Pharmaceutical companies are subject to other federal false claims and statements laws, some of which extend to non-government health benefit programs. For example, the healthcare fraud provisions under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA, impose criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or falsifying or covering up a material fact or making any materially false or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Violations of HIPAA fraud provisions may result in criminal, civil and administrative penalties, fines and damages, including exclusion from participation in federal healthcare programs.
The majority of individual states also have statutes or regulations similar to the federal Anti-Kickback Statute and the False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Other states restrict whether and when pharmaceutical companies may provide meals or other items of value to healthcare professionals or engage in other marketing-related activities, and certain states and cities require the identification or licensing of sales representatives.
The Physician Payment Sunshine Act requires tracking of payments and transfers of value to physicians and teaching hospitals and ownership interests held by physicians and their families, and reporting to the federal government and public disclosure of these data. Since 2022, reporting is also required regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. A number of states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare providers in the states. Government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports.
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
We are further subject in a similar manner to federal and state data privacy and security laws, such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, the Confidentiality of Substance Use Disorder Patient Records (42 C.F.R. Part 2), state consumer privacy laws, and state breach reporting requirements. Collectively, these laws may affect, among other things, our current and proposed research, sales, marketing and educational programs, as well as other possible relationships with customers, pharmacies, physicians, payers, and patients. An expanding number of U.S. states have enacted comprehensive privacy laws imposing differing and increasingly stringent requirements, and regulators and state attorneys general have become more active in enforcing these laws, further increasing our compliance and enforcement risk. We are subject to similar data privacy and security laws in Europe and other countries, including the EU General Data Protection Regulation (2016/679), or GDPR, under which fines of up to €20.0 million or up to 4% of the annual global revenue of the infringer, whichever is greater, could be imposed for significant non-compliance. We are also subject to qui tam, or whistleblower lawsuits, under the False Claims Act. Compliance with these laws, including the development of a comprehensive compliance program, is difficult, costly and time-consuming.
Outside the US, we are also subject to extensive and evolving laws and regulations, including those relating to anti-bribery and corruption. and product commercialization. Some of those requirements may be more rigorous than in the US, may differ significantly from country to country and may be enforced differently from comparable U.S. laws. If we are found to be in violation of these laws or regulations, we could be subject to fines, civil or criminal sanctions, exclusion from government healthcare programs, withdrawal of marketing authorizations, product seizures or injunctions, and other penalties that could materially harm our business and financial standing.
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
We have mechanisms in place to procure compliance with rules and regulations, and applicable self-regulatory industry codes by region that the Company has committed to follow. However, there can be no assurance that our policies and procedures will be followed at all times or will effectively detect and/or prevent violations of applicable compliance regimes by our employees and other relevant persons. Nevertheless, previously, we were subject to enforcement actions by the U.S. Department of Justice and the Federal Trade Commission. See "We are currently, in the past have been, and in the future may be, subject to substantial litigation that could cause us to incur significant legal expenses, divert management’s attention, and result in harm to our business," above, and "We must comply with the terms and conditions of the Stipulated Order for Permanent Injunction and Equitable Monetary Relief with the U.S. Federal Trade Commission (“FTC”), along with a similar injunction with certain State Attorneys General related to certain product launches and applications for product approvals and we could be subject to criminal charges or penalties if we fail to comply," below.
We may be subject to adverse public opinion.
The pharmaceutical industry often faces adverse publicity, whether from product recalls, pricing controversies, or other political and social issues. Since our products treat opioid use disorder and are opioid-based, negative public opinion about us, our medications, or the industry, could damage our reputation. This may limit acceptance of our products, lead to government intervention, or reduce the willingness of third parties to do business with us, ultimately impacting operations, financial condition, and our ability to engage policymakers.
We use hazardous materials in our manufacturing facilities, and any claims relating to the improper handling, storage, release or disposal of these materials could be time-consuming and expensive.
Our operations are subject to complex and increasingly stringent environmental, health and safety laws and regulations in the countries where we operate and, in particular, in the U.K. and U.S. where we have manufacturing and R&D facilities. The costs of compliance with environmental, health and safety laws and regulations are significant. If an accident or contamination involving pollutants or hazardous substances occurs, an injured party could seek to hold us liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance with sufficient coverage on acceptable terms, or at all. Costs, damages and/or fines may result from the presence, investigation and remediation of such contamination at properties currently or formerly owned, leased or operated by us or at off-site locations, including where we have arranged for the disposal of hazardous substances or waste. In addition, we may be subject to third-party claims, including for natural resource damages, personal injury and property damage, in connection with such contamination, or in some cases for contamination or pollutants at properties we own caused by prior owners. Indivior has implemented risk mitigation activities at its manufacturing sites to identify and address environmental, health, and safety risks; however, there can be no assurance that a violation of current or future environmental, health or safety laws or regulations will not occur. Any violations, even if inadvertent or accidental, or the cost of compliance with any resulting order, fine or liability that may be imposed, could materially adversely affect our business, financial condition, cash flows and results of operations.
Actual costs to exit various businesses may differ materially from our estimates.
We have made various changes to our business and announced estimated exit costs related to those changes, but our estimates of those costs may differ materially from our estimates.
In August, 2025 and October 2025, we announced (i) the restructuring of our research and development and medical affairs organizations, (ii) the discontinuation of sales and marketing of OPVEE, (nalmefene) nasal spray for the emergency treatment of known or suspected opioid overdose, and (iii) the optimization of our Rest of World business, including the cessation of operations and discontinuation of the sale of our products in several markets, including the U.K., Ireland, Sweden, Israel, Finland, and Italy. Outside the U.S., we will focus on Australia, Canada, France and Germany, which generated 76% of our 2025 Rest of World net revenue.
As a result of these actions, we recognized exit costs of $127 million in 2025, including (i) severance and related employee exit charges, (ii) the consolidation and exit of certain real estate properties, including write-downs of leasehold improvements, fixed assets, and acceleration of leased property restoration costs, (iii) write-downs of intangible assets and inventory, (iv) contract termination and related costs, and (v) consulting services, among others. Actual costs could differ materially due to a number of factors including local law considerations in various jurisdictions related to employees exiting the business, changes to exit cost estimates for facilities based on greater or lesser demand for certain properties, changes in estimated demand for inventory in various countries and therefore changes to our estimates of inventory write-downs, and the requirements of various third parties including contract counterparties and ministries of health related to our exit and our estimates of exit costs.
To the extent that actual costs differ from our expectations, such differing costs could affect our results of operations.
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
Our agreements with development partners typically require substantial up-front investments, potential milestone or option payments, and royalties on net sales to the development partner. For example, through our agreements with multiple collaboration partners, we have potential development milestone obligations of up to approximately $97 million, and potential sales milestone obligations of $250 million if all sales milestones are met. Development milestones generally are payable upon the attainment of certain milestones towards and including the approval of a new product and, by definition, would be triggered (if at all) prior to the sale of such products. Sales milestones are payable upon the attainment of specified commercial sales levels. While these payments, if triggered, would require substantial resources, at the same time they reflect increased value of products or potential products as development or sales milestones are attained.
Failures by these parties to meet their contractual, regulatory, or other obligations to us, or any disruption in the relationships between us and these third parties, could have a material adverse effect on our pharmaceutical pipeline and business. In addition, our collaborative relationships for R&D and/or commercialization and sales often extend for many years and may in the future give rise to disputes regarding the relative rights, obligations and revenues of us and our collaboration partners, including the ownership or prosecution of intellectual property and associated rights and obligations. This could result in the loss of intellectual property rights or protection, delay the development and sale of potential pharmaceutical products, affect the effective sale and delivery of our commercialized products and lead to lengthy and expensive litigation, administrative proceedings or arbitration.
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
Clinical trials must be conducted with products manufactured, labeled and supplied under the FDA’s and non-U.S. regulatory agencies’ cGMP regulations and in strict compliance with local regulatory requirements (e.g., compliance with Investigational New Drug (IND) application in the U.S. and Clinical Trial Application (CTA) in Europe). Our failure, or the failure of third parties conducting clinical trials on our behalf, to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process or expose us to regulatory sanctions.
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
See also, “If we fail to develop or acquire other new products or compounds for development, our business, prospects, results of operations and financial condition could be materially adversely affected,” below.
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
Our lead development products are INDV-6001 (buprenorphine based LAI) for which we initiated and completed multiple-dose pharmacokinetic Phase 2 clinical study in the third quarter of 2024 and in the fourth quarter of 2025, respectively, and INDV-2000 (selective orexin-1 receptor antagonist) for which two Phase 1 clinical trials (single and multiple ascending dose studies) have been completed and for which a clinical Phase 2 proof-of-concept study was completed in the fourth quarter of 2025. We expect to announce results of both trials during the first half of 2026. However, Phase 1 clinical studies involve small groups of subjects and are intended to test the safety of the product under development; Phase 2 clinical studies involve a larger group of subjects than Phase 1 and are focused on the effectiveness and safety of the product under development. It is not until Phase 3 that the clinical study typically involves a much larger, more diverse group of subjects and looks not only at the safety and effectiveness of the product under development but also how the product compares to existing treatments. For that reason, the results from early clinical trials may not be indicative of results obtained in later and larger clinical trials, and therefore these product candidates may fail to show the desired safety and efficacy in later clinical trials despite having progressed successfully through initial clinical testing. In that case, the FDA or the equivalent regulatory authority in jurisdictions outside the U.S. may determine that our data are not sufficiently compelling to warrant marketing approval and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming and substantially delay the receipt of such regulatory approval, which may delay the launch of any potential product or ultimately decline to provide approval.
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
For example, in September 2024, following a Phase II clinical trial that failed to meet its primary endpoint, we made the decision to not exercise our option for AEF0117, a synthetic CB1-specific signaling inhibitor, which we had acquired in June 2021 from the French company Aelis Farma.
We rely on clinical investigators and clinical sites to enroll patients and conduct the clinical testing and sometimes third parties to manage our trials and to perform related data collection and analysis. However, while we can set certain contractual expectations, we may be unable to control the amount and timing of resources that the clinical sites and third parties may devote to our clinical trials.
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
Risks Related to Intellectual Property
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
We also rely on trade secrets and other unpatented confidential information to maintain our competitive position but there can be no assurance that others may not independently develop the same or similar products or technologies, and may also obtain patents and other intellectual property protection for them. We have sought to protect trade secrets and confidential information in some cases through the provisions of confidentiality and non-use agreements with our employees, consultants, advisers and partners. Nevertheless, it may not always be possible to prevent the disclosure of our trade secrets and other confidential information or for us to obtain an adequate remedy in the event of unauthorized disclosure or use of such information. In addition, if our employees, consultants or partners develop inventions or processes independently that may be applicable to our products or technologies under development, such inventions and processes will not necessarily become our property, but may remain the property of those persons or their employers or the persons may be entitled to compensation in respect of those inventions. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights.
We have entered into several collaborative arrangements for the development and commercialization of products including with Curia for the production of SUBLOCADE and Aquestive for the production of SUBOXONE Film. In connection with such arrangements, we have shared certain of our proprietary knowledge with our partners, and it may not be possible or practical to prevent our partners from developing similar or functionally equivalent products. Any disputes between us and such partners may threaten our ability to continue using such proprietary knowledge and, in turn, could impact our ability to market our products. We have also engaged in collaborations, sponsored research agreements and other arrangements with academic researchers and institutions, some of which have received and may receive funding from government agencies. Although we have sought to retain ownership of all intellectual property rights pertaining to inventions that may result from such collaborations, there can be no assurance that governments, institutions, researchers or other third parties will not also attempt to claim certain rights to such inventions.
If we fail to obtain and maintain sufficient intellectual property protection for our current and future products and technologies and if third parties disclose or misappropriate our proprietary rights, our ability to successfully and fully exploit these products and technologies could be adversely affected, which in turn would adversely affect our business, prospects, results of operations and financial condition.
We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights, and we may be unable to protect our rights to, or commercialize our products.
Litigation and other similar proceedings, such as inter partes reviews in the U.S. (which are initiated by third parties to challenge the validity of a patent) relating to infringement, validity or misappropriation of patent and other intellectual property rights in the pharmaceutical and life sciences industry are common. We may receive notifications of challenges to the validity of our patents or alleged infringement of patents owned by third parties. For example, we incurred significant costs in connection with the ANDA proceedings relating to SUBOXONE Film in the U.S. from 2013 through 2023 and were ultimately unable to enforce our patents against two of the challengers. If we choose to go to court to prevent a third-party from infringing our patents, our licensed patents or our partners’ patents (where we have the right to do so), that allegedly infringing third-party has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third-party.
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
Additionally, when enforcing such patents, we risk being subject to potential liability as a result of counterclaims and related damages, including potential antitrust violations, among other things. For example, Dr. Reddy’s Laboratories (“DRL”) and Alvogen pursued claims for wrongful injunction damages, and further asserted antitrust counterclaims against the Company after the Company sought to enforce particular patent claims against DRL and Alvogen. The Company reached settlements with DRL and Alvogen in 2022 and 2023, respectively.
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
We cannot be certain that others have not filed patent applications for inventions covered by our licensors’ or our issued patents or pending applications, or that we or our licensors were the first inventors. Our competitors may have filed, and may in the future file, patent applications covering subject matter similar to those of the Company. Any such patent application may have priority over our or our licensors’ patents or applications and could further require us to obtain rights to patent rights covering such subject matter. In the U.S., if another party has filed a patent application on inventions similar to those of the Company, we may have to participate in an interference or derivation proceeding declared by the US. Patent and Trademark Office to determine the priority of invention in the U.S. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions.
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
Risks Related to Regulatory or Legal Matters
The FDA, the DEA, or other regulatory agencies may impose limitations or post-approval requirements on approvals for our products.
Labeling. The approved label for a product may not be consistent with our initial expectations or commercial plans, even if regulatory approval to market a product is granted by the FDA or other regulatory agencies, because of limitations on what can be discussed or limitations or requirements related to the labelling or indication. The FDA or other regulatory agencies may also impose limitations on the clinical data that may be included in the label for the product or the indicated uses for which, or the manner in which, the product may be marketed, or may impose additional post-approval requirements. Our business could be materially adversely affected if we do not complete these post-approval requirements and, as a result, the FDA or other regulatory agencies require us to change the label for such product or if there are limitations or requirements on such label, or if such post-approval requirements significantly restrict the marketing, sale or use of such product. For example, in January 2022 the FDA issued a warning about dental problems associated with buprenorphine medicines dissolved in the mouth to treat opioid use disorder and required that all manufacturers of these products provide a warning in their prescribing label and their patient Medication Guide. Following such change, the Company was named as a defendant in lawsuits filed in the Northern District of Ohio and other courts in which individual plaintiffs claim that SUBOXONE caused them to suffer dental cavities, tooth loss, or other damage to their teeth. See Item 8. Financial Statements—Audited Consolidated Financial Statements - Note 16. Commitments and Contingencies. Other regulatory agencies may follow the FDA on this change; for example, Health Canada required similar changes in 2023.
REMS. We may be required to include, as part of an NDA, a proposed REMS, the goal of which is to mitigate potential risks that may be associated with the use of a product and to inform patients and prescribers of those risks. We may also be required to include a plan for communication with healthcare providers, restrictions on a drug’s distribution, or a medication guide to provide information to consumers about the drug’s risks and benefits. For example, the FDA requires separate REMS for SUBLOCADE and SUBOXONE Film because they have distinct REMS goals. The goal of the REMS program for SUBLOCADE is to mitigate the risk of serious harm or death that could result from intravenous self-administration by a patient, whereas the goals for the shared Buprenorphine Transmucosal Products of Opioid Dependence (BTOD) REMS for which SUBOXONE is a part of are to (1) mitigate the risks of accidental overdose, misuse and abuse and (2) inform prescribers, pharmacists and patients of the serious risks associated with buprenorphine-containing products. Other products that we sell in the future may become subject to a REMS specific to the product or shared with other products in the same class of drug. Depending on the nature of the REMS, the cost to implement the REMS may be high, and the impact to the business may be significant.
Post-Approval or Post-Marketing Studies. The FDA and other regulatory agencies may require post-approval or post-marketing studies as a condition for approval. For example, we were required to conduct seven post-marketing requirement studies and three post-marketing commitment studies in connection with the approval of SUBLOCADE. Further, although we are no longer marketing OPVEE, Indivior is still required to carry out two clinical pediatric studies unless and until it withdraws the NDA for OPVEE.
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
Scheduling Under the Controlled Substances Act. Further, if a product for which we obtain regulatory approval is a controlled substance or has been shown to have a drug abuse liability, such as INDV-6001, it will not become commercially available until after the DEA (or other applicable regulatory authority) provides its final schedule designation for the product, and may take longer and may be more restrictive than we expect or may change after its initial designation. In addition, a final designation that is more restrictive than we expect could adversely affect our ability to commercialize such product and could materially adversely affect our business, financial condition, cash flows and results of operations.
Changes to Requirements. In addition, legislation and regulatory policies relating to post-approval requirements and restrictions on promotional activities for pharmaceutical products, or FDA, DEA or other regulatory agency regulations, guidance or interpretations with respect to such legislation or regulatory policy, may change, which may impact the development and commercialization of our products.
We are subject to ongoing obligations and continued regulatory inspection by the FDA and equivalent foreign regulatory agencies, and we may be subject to penalties and litigation and large incremental expenses if we fail to comply with regulatory requirements or experience problems with our products.
The FDA and other regulatory authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. We are required to file periodic safety update reports with the authorities concerning adverse events. If, upon review, an authority determines that any events and/or reports indicate a trend or signal, they can require a change in a product label, restrict sales and marketing, require post-approval safety studies, require a labor-intensive collection of data regarding the risks and benefits of marketed products and ongoing assessments of those risks and benefits, and/or require other actions. Such safety findings could potentially lead to the withdrawal or suspension of the product from the market. The FDA also periodically inspects our records related to safety reporting. Following such inspections, the FDA may issue non-compliance notices on FDA Form 483 and warning letters that could cause us to modify certain activities. An FDA Form 483 notice, if issued, can list conditions FDA investigators believe may have violated relevant FDA standards. Failure to adequately and promptly correct the observations can result in a warning letter or other regulatory enforcement action. See also “We are subject to risks related to the manufacture and distribution of our products globally and must meet stringent current Good Manufacturing Practices.”
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
The testing, manufacturing, marketing and sale of pharmaceutical products entail a risk of product liability claims, product recalls, litigation and associated adverse publicity. Unanticipated side effects of, or manufacturing defects in, our products could exacerbate a patient’s condition or could result in serious injury or impairments or even death. This could result in product liability claims and/or recalls of one or more of our products. In many countries, including in EU member states, national laws provide for strict (no-fault) liability.
Product liability claims may be brought by individuals seeking relief for themselves, or by or on behalf of groups seeking to represent a class of injured patients. Further, third-party payors, either individually or as a putative class or group action, may bring actions seeking to recover monies spent on products. The risk of product liability claims may also increase if we are subject to regulatory action by the FDA, the European Medicines Agency (the “EMA”), or other competent authorities, or following a product recall. The cost of defending such claims is expensive even when the claims are without merit. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, an adverse judgment in a product liability suit, even if insured or eventually overturned on appeal, could generate substantial negative publicity about our products and business and inhibit or prevent the commercialization of other products.
For example, the Company has been named as a defendant in a large number of cases in the U.S., and proposed class actions in Quebec and British Columbia against various subsidiaries of the Company, among other defendants. These cases purport to represent a class of plaintiffs, which claim that SUBOXONE Film (and in Canada, both film and tablets) caused them to suffer dental cavities, tooth loss, or other damage to their teeth. The plaintiffs generally allege that the Company failed to properly warn physicians of the risk of dental injury, and further allege that SUBOXONE products were defectively designed. The plaintiffs generally seek compensatory damages, as well as punitive damages and attorneys’ fees and costs. Product liability cases such as these typically involve issues relating to medical causation, label warnings and reliance on those warnings, scientific evidence and findings, actual, provable injury and other matters. These cases are in their preliminary stages. See Item 8. Financial Statements—Audited Consolidated Financial Statements - Note 16. Commitments and Contingencies. The Company has been informed by its primary insurance carrier that it will reimburse defense costs for this matter (now that the Company's self-insurance retention has been exhausted) but has issued a reservation of rights against payment of any liability costs and certain causes of actions. In the event of a liability finding, depending on the claim, various factors could affect reimbursement or payment by insurers, if any, including (i) the scope of the insurers' purported defenses and exclusions to avoid coverage, (ii) the outcome of negotiations with insurers, (iii) delays in or avoidance of payment by insurers, and (iv) the extent to which insurers may become insolvent in the future. Moreover, although we carry product liability insurance, current coverage may not be adequate or may not be available at all or in part.
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
Any of the foregoing could have a material adverse effect on our business, prospects, results of operations and financial condition. Further, product liability insurance may not be available for many claims relating to our opioid drug products for a wide variety of reason, see generally, "Our insurance coverage may not be adequate," below.
We are subject to federal, state and foreign healthcare laws and regulations and implementation or changes to such healthcare laws and regulations could adversely affect our business and results of operations.
We are subject to extensive federal, state and foreign healthcare laws regulation governing the development, manufacture, marketing, sale, and reimbursement of pharmaceutical products. As a pharmaceutical company that participates in government-regulated healthcare programs, we operate in a highly regulated environment in the United States, the European Union, and other jurisdictions where we do business. Failure to comply with applicable healthcare laws or regulations could result in significant administrative, civil, or criminal penalties, including fines, damages, exclusion from government healthcare programs, additional reporting or compliance obligations, or other sanctions that could require changes to, or restructuring of our operations. Even if we are successful in defending against any enforcement action, we may incur substantial legal expenses and divert our management’s attention away from the operation of our business, any of which could materially adversely affect our business, financial condition, and result of operations.
Healthcare laws and regulations are subject to frequent change, and legislative and regulatory proposals in the U.S. and abroad continue to reshape healthcare systems in ways that could negatively affect our profitability. These are proposals are generally aimed at containing healthcare costs, expanding access, or increasing transparency, and the pharmaceutical industry has been a focus of these efforts. As a result, our products, pricing practices, and reimbursement arrangements may be subject to increased scrutiny and regulation.
In the U.S., for example, the Affordable Care Act and subsequent legislative and regulatory developments have significantly changed the healthcare landscape and continue to affect the U.S. pharmaceutical industry. Drug pricing practices have come under increased scrutiny, including congressional and regulatory inquiries into pricing, rebates, and the role of pharmacy benefit managers. Policymakers have also examined whether rebates and other pricing mechanisms contribute to higher drug costs, and Congress and regulatory agencies continue to consider reforms affecting Medicare Part B (physician-administered drugs) and Medicare Part D (prescription drug benefit), as well as broader managed care and institutional purchasing practices.
In addition, enhanced premium tax credits under the Affordable Care Act tax credits expired at the end of 2025 and, if not extended by Congress, the number of uninsured individuals could increase Although negotiations continued in Congress to reinstate these subsidies, there can be no assurance an agreement will be reached. Any increase in the uninsured population or further changes to healthcare coverage or reimbursement frameworks could reduce access to our products and adversely affect demand.
Collectively, existing and future healthcare regulatory and legislative developments could increase compliance costs, limit pricing or reimbursement flexibility, reduce patient access, or otherwise materially adversely affect our business, prospects, and results of operations.
The pharmaceutical industry faces ongoing uncertainty regarding drug pricing policy. In November 2020, HHS finalized the “rebate rule” regulations removing safe harbor protection for certain price reductions from pharmaceutical manufacturers to Medicare Part D plan sponsors, unless otherwise required by law, while creating new safe harbors for point-of-sale price reductions and certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The Inflation Reduction Act subsequently extended the moratorium on implementation, administration, or enforcement of this final rule until January 1, 2032.
The Inflation Reduction Act also requires the HHS Secretary to negotiate, subject to a statutory cap, the prices of a set number of high-spend Medicare drugs and biologicals each starting in 2026. Although we do not currently expect these provisions to apply to our products for several years, if at all, the Act also imposed inflation-based penalties on certain Medicare Part B and Part D drugs, and modifies in manufacturer liability under the Medicare Part D program. These and other legislative or administrative actions could adversely affect us,
Changes in Medicare reimbursement, pricing, or coverage policies could indirectly affect coverage, pricing, and utilization of our products in Medicaid and commercial markets. Although our products are primarily reimbursed through Medicaid and commercial payors and we currently have limited indirect exposure to Medicare reimbursement, Medicare policies frequently serve as benchmarks for other payors when establishing formularies, utilization management requirements, reimbursement levels, and coverage criteria. Any such changes could adversely affect our business, financial condition, and results of operations.
Governments in the U.S. and abroad continue to consider and implement measures to reduce drug prices. In the U.S., bi-partisan support exists for drug pricing reforms at both federal and state levels, including initiatives related to the import of drugs, international pricing reference, increased competition, and other cost-containment measures. These efforts, together with fiscal pressures on public health programs, could create direct and indirect downward pressure on drug prices. Although we continue to monitor and engage on legislative and regulatory developments, future drug pricing reforms could materially adversely affect our financial performance and results of operations.
In the U.S., in May 2025, an executive order was issued directing federal agencies to pursue actions intended to reduce prescription drug prices charged in other developed countries, including by directing the Department of Health and Human Services (HHS) to establish a most-favored-nation (MFN) price target applicable to Medicare and Medicaid programs. To date, we have not been contacted by federal officials regarding the pricing of any of our products, and it is not clear whether our products are within scope of this executive order.
Outside the U.S., including Europe, governments, policymakers, and healthcare payors continue to propose and implement cost-containing measures designed to keep healthcare costs down. These measures may limit the prices that can be charged for our products or any approved product candidates, reduce reimbursement from governmental or third-party payors, increase tax or other financial obligations applicable to pharmaceutical companies, or facilitate the introduction of generic competition.
In addition, U.S., federal and state governments have enacted and continue to consider legislation and regulations intended to lower prescription drug prices, including through international reference pricing, pricing restrictions, and the, importation of drugs from outside the U.S.
The implementation of these or other healthcare cost-containment reforms may prevent us from being able to generate revenue, maintain profitability, or commercialize our current products and/or those for which we may receive regulatory approval in the future.
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
In the U.S., for example, a growing number of organizations are providing assessments of the value and pricing of pharmaceutical products, and even organizations whose guidelines have historically been focused on clinical matters have begun to incorporate analyses of the cost effectiveness of various treatments into their treatment guidelines and recommendations. In addition, value assessments may come from private organizations that publish their findings and offer recommendations relating to the reimbursement of products by government and private payers. Some companies and payers have announced pricing and payment decisions based in part on the assessments of private organizations. In addition, government health technology assessment organizations in many countries make reimbursement recommendations to payers in their jurisdictions based on the clinical effectiveness, cost-effectiveness and service effects of new, emerging and existing medicines and treatments. Such recommendations have included and may in the future include reimbursement for certain of our products for a narrower indication than was approved by applicable regulatory agencies or may include recommending against reimbursement entirely.
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
We are subject to various federal and foreign laws and regulations regarding anti-bribery, anti-corruption, anti-money laundering, and economic sanctions. These include the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, payments, offers, or promises made for the purpose of improperly influencing any act or decision of a foreign official. The nature of our business means that we engage in significant interactions with foreign officials. We are also subject to economic sanctions and export controls rules and regulations imposed by, amongst others, the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of Commerce, other agencies of the U.S. government, the United Kingdom, the European Union, and the United Nations. Any expansion, broadened or changed interpretation, variation, or addition to these rules and regulations could impose significant compliance costs on us.
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
Further, any adverse events or other data generated during the course of clinical trials of our product candidates and/or our currently marketed products could result in action by FDA or an equivalent regulatory authority. Such safety findings may restrict our ability to sell or adversely affect the commercialization of currently marketed products. Specifically, clinical trial safety data could result in FDA requiring changes to the clinical development program, labeling, including additional warnings or additional boxed warnings, or requiring us to take other actions that could have an adverse effect on patient and prescriber acceptance of our products. See, “We are subject to ongoing obligations and continued regulatory review by the FDA and equivalent foreign regulatory agencies, and we may be subject to penalties and litigation and large incremental expenses if we fail to comply with regulatory requirements or experience problems with our products,” below.
Risks Related to our Financial Condition and Tax Matters
Our balance sheet is leveraged, and any reduction in revenue or change in our estimates may adversely affect our liquidity and profitability.
The Company offers rebates to healthcare authorities and under contractual arrangements with certain customers. The amount of the rebate varies based on sales channel and payor but can be significant. Generally, we are paid in full shortly after delivery and we accrue an estimate of our liability for rebates. Several months or quarters may pass between the original estimate of rebates due, confirmation of the amount, and subsequent payment of the liability. At December 31, 2025, the liability for accrued rebates and product returns was $582 million. As a result, our current liabilities exceed our current assets by over $250 million and total liabilities exceed our total assets by approximately $100 million. Until the final amount of the rebate or incentive is determined and paid, we benefit from the use of this cash. If our revenue were to decline, the corresponding reduction of rebates payable would negatively impact our liquidity. Additionally, we expect a decline in net revenues from SUBOXONE Film in 2026 due to increased generic pricing activity. Any material change in net revenues, the timing of collections, and rebate payments may impact our liquidity and profitability in the near-term and our ability to meet our obligations in the long term. In addition, the liability we accrue is an accounting estimate based on a number of factors. This estimate may be more sensitive than others in our industry or in other industries, and can be impacted by the actions of third parties, for example states or municipalities who fail to provide invoices for rebates on a timely basis. See generally, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—E. Critical Accounting Estimates.”
Our business strategy may involve future transactions that may harm the market price of our common stock or require us to seek additional funds, and such funding may not be available on commercially favorable terms or at all and may cause dilution to our existing stockholders. The issuance of additional common stock in connection with future acquisitions, any stock incentive or stock option plan, or otherwise, may dilute all other stock holdings.
In order to achieve our business strategy, we regularly review potential transactions related to technologies, products or product rights, and businesses that are complementary to our business, including mergers and acquisitions, licenses and collaborations, and development and supply, commercialization or co-promotion arrangements, among others. We may choose to enter into one or more of these or other transactions at any time, which may cause substantial fluctuations in the market price of our common stock. Moreover, depending upon the nature of any transaction, we may experience a charge to earnings, which could also materially adversely affect our results of operations and could harm the market price of our common stock.
In order to finance such transactions, we may require additional funds, and we may seek such funds through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets, monetization of royalty streams or other financing methods or structures. In particular, we may, for these and other purposes, issue additional equity or convertible equity securities which would cause our stockholders to suffer dilution to their percentage ownership of the Company, or the market price of our common stock may be adversely affected. The source, timing and availability of any financings will depend on global economic conditions, credit and financial market conditions, interest rates and other factors. If we issue additional equity securities or securities convertible into equity securities, our stockholders will suffer dilution of their investment, and it may adversely affect the market price of our common stock. If we issue additional debt securities, our existing debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to curtail our operations. We cannot be certain that additional financing will be available from any of these sources when needed or, if available, will be on acceptable terms. If we fail to obtain additional capital when we need it, we may not be able to execute our business strategy successfully and may have to give up rights to our product platforms, and/or products, or grant licenses on terms that may not be favorable to us.
Our effective tax rate may increase, and changes in tax rules and regulations, or interpretations thereof, may adversely affect our financial condition.
As a global biopharmaceutical company and following our reorganization into a U.S.-parented corporate structure, we are now subject to U.S. federal income taxation on our worldwide income, in addition to taxation in the various jurisdictions in which we operate. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places where we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of these places. Our effective tax rate may fluctuate depending on several factors, including, but not limited to, the distribution of our earnings or losses between the jurisdictions where we operate and differences in the interpretation of tax laws. In addition, the tax laws of any jurisdiction in which we operate may change in the future, which could impact our effective tax rate. Tax authorities in the jurisdictions in which we operate may audit us. If we are unsuccessful in defending any tax positions adopted in our submitted tax returns, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

As a result of our becoming a U.S. corporation subject to worldwide taxation, this change may increase our overall effective tax rate, particularly as the distribution of earnings among taxing jurisdictions evolves. Further, our effective tax rate could be affected by numerous factors, such as changes in tax laws, regulations, administrative practices, principles and interpretations, or our ownership or capital structures. Any current or future proposed changes to the tax rules that apply to corporations could materially affect our tax obligations and effective tax rate. In addition, the Organisation for Economic Co-operation and Development (OECD) has achieved widespread political agreement to work towards the implementation of a global minimum tax. As a result, it is possible that the Company’s consolidated effective tax rate may be affected. It is difficult to predict whether and when tax law changes will be enacted that would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
On December 31, 2025 we had $323 million of deferred tax assets, net of valuation allowance, including $211 million of net deferred tax assets in the U.S. and $111 million of net deferred tax assets in the U.K., respectively. It is possible that some or all of such deferred tax assets will not be realized, especially if we incur losses in either the U.S. or the U.K. in the future. Losses may arise from unforeseen operating events. Unless we are able to generate sufficient taxable income in the future, a substantial reduction in the carrying value of either our U.S. or U.K. deferred tax assets may be required, which would materially increase our expenses in the period the reduction is recognized and materially adversely affect our business, financial condition, and results of operations.
Tariffs on pharmaceutical products, and potential reciprocal responses by other countries, may adversely affect our revenues or profitability.
Proposed tariffs on pharmaceutical products, and potential reciprocal responses by other countries, may adversely affect our revenues or profitability. We import certain raw materials, components, and API from the U.K., EU, Australia, Japan, and the Philippines. Tariffs apply to both SUBLOCADE and SUBOXONE Film but with moderate impact based on the latest tariffs, especially since the main contributors (APIs) originate from our manufacturing plant in the U.K. and are currently exempt from tariffs for at least the next 3 years, following a recent U.K./US agreement. If U.S. tariffs on those countries were to increase, it could adversely affect our profitability. Further, we may face retaliatory tariffs levied by impacted countries which could adversely impact our revenues. We export finished products from the U.S. to Canada and Australia. We have limited ability to avoid any applicable tariffs in the short or medium term due to existing manufacturing commitments, availability of raw materials, and the time needed to validate new manufacturing sites by the FDA and other regulators. Also, we have limited capacity to raise prices to recover costs of tariffs because, for example, the federal Inflation Reduction Act limits U.S. pharma price increases.
Weakness in the economy, geopolitics, market trends, disruptions in our supply chain, uncertainty, and other conditions in the markets in which we operate, particularly in the U.S., may adversely affect our sales growth and results of operations.
Our financial performance depends in part on general economic and geopolitical conditions in the geographic markets in which we operate, particularly in the U.S., where we generated approximately 85% of our revenue in fiscal 2025. Further, we are also subject to changes in economic conditions and cost inflation, interest rates, credit and capital markets, foreign exchange rates, political conditions, and tax and trade relations. For example, in 2022, the U.S. experienced price inflation at its highest levels in 40 years, and inflation rates globally have been elevated. Global supply chain challenges continue to challenge all industries. Armed conflicts may compound supply chain challenges, possibly including shortages of materials and labor, increased demand for goods and services, constricted logistics capacity, and rising commodity and energy prices. Our agreements with some customers and government purchasers may limit our ability to raise prices commensurate with these cost increases. Numerous industries have suffered from supply chain disruptions or labor shortages that may affect us in unexpected ways. If major delays or shortages occur, the delivery of products to our patients could be disrupted and impact the Company’s short-term financial performance. Any of these geopolitical or macroeconomic trends may have an adverse effect on our profitability, ability to generate revenue or fund operations, and ability to raise capital, which in turn could have a material adverse effect on our business, financial condition, and results of operations.
We may also be affected by other factors which ultimately might reduce demand for our products. While OUD prevalence remains elevated in the U.S., our largest market, recent data shows a reduction in overdose deaths. Further, authorities report increased abuse of other drugs including sedatives and anesthetics such as xylazine (also known as ‘tranq’) and ketamine, and amphetamines and stimulants such as methamphetamine, and our products are not indicated to treat the abuse of such non-opioid drugs. Also, the prevalence of OUD might also be affected by the actions of governments to better restrict the manufacture of opioids outside the U.S. and the illegal import of such drugs into the U.S.
Our operating results may fluctuate significantly.
We expect that any potential growth in revenue may fluctuate from quarter to quarter and year to year because of many factors, including the factors discussed in these Risk Factors. The results of any prior quarterly period should not be relied upon as an indication of our future operating performance. If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.
Any future pandemic, and governmental and societal responses thereto, may harm our business, results of operations, and financial condition.
The COVID-19 pandemic had a significant impact on the global healthcare delivery system. Many healthcare systems had to restructure operations to prioritize caring for COVID-19 patients and limit or cease other activities. Many governments, including in the U.S., U.K., and Canada, imposed stringent restrictions to seek to mitigate, or slow, the spread of COVID-19, including restrictions on international and local travel, public gatherings and participation in business meetings, as well as closures of workplaces, churches, schools, and other public sites. Possible future pandemics may negatively affect us in a variety of ways, including restrictions on access to HCPs by our sales force; disruptions to the supply of our products to patients if we experience either a significant absence of our employees and/or employees at our contract manufacturing organizations, vendors and service providers due to infection and/or government containment measures; and capacity issues at our airfreight and road logistics providers. In addition, possible future pandemics may result in overall fewer patient visits to healthcare provider offices for non-pandemic reasons or essential treatments, as patients become unable or unwilling to make visits due to overburdened healthcare systems, safety concerns, quarantines and other travel restrictions, or elect to have remote consultations with their providers. In the past, this also impaired our ability to enroll new patients in clinical trials and the development of real-world evidence for our existing products that are used for regulatory submissions and to supplement our label. Any of the above factors could have a material adverse effect on our business, financial condition, and results of operations.
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

We believe the insurance coverage currently in place generally is appropriate for a business of our current size, nature and financial position. However, our coverage limits and indemnity provisions may be insufficient to cover all potential claims arising from our business operations, may not apply to certain risks, and there is no assurance that we will be able to obtain appropriate coverage in the future due to cost, risk profile or other factors. There are additional factors that could affect reimbursement of payment by insurers, including (i) the scope of the insurers’ purported defenses and exclusions to avoid coverage, (ii) the outcome of negotiations with insurers, (iii) delays in or avoidance of payment by insurers and (iv) the extent to which insurers may become insolvent in the future. In addition, insurance coverage, while potentially available, may carry premiums that are not commercially reasonable and/or may be difficult to obtain or maintain on commercially reasonable terms. Product liability insurance, particularly for buprenorphine products, is difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim or claims against us in excess of or outside of our insurance coverage may have a material adverse effect on our business, prospects, results of operations and financial condition.
Our term loan contains certain covenants that could limit our ability to plan for or respond to changes in our business.
The Company has a term loan extended pursuant to a Note Purchase Agreement, which includes two financial covenants, the unpaid balance of which was $333 million at December 31, 2025. The first covenant requires that the Total Leverage Ratio of the consolidated borrower group to be less than 3.0 to 1.0 (through September 30, 2026), and then less than 2.50 to 1.0 from December 31, 2026 and thereafter. The Total Leverage Ratio is generally defined as the ratio of (i) total debt less cash and cash equivalents (up to $50 million) to (ii) Adjusted EBITDA for the preceding 12-month period. (See Item 8. Financial Statements—Audited Consolidated Financial Statements - Note 12. Debt for an explanation of Adjusted EBITDA). The second requires that the Interest Coverage Ratio of the consolidated borrower group to be at least 2.50 to 1.00. The Interest Coverage Ratio generally is defined as the ratio of Adjusted EBITDA to interest expense for the preceding 12-month period.
The Note Purchase Agreement also has several other affirmative covenants and generally subjects the Company to negative covenants customary for facilities of this nature, including a limitation on disposal of assets, a limitation on prepayments and redemptions of certain indebtedness, a limitation on further indebtedness, a limitation on liens, a limitation on further negative pledges, limitations on share buybacks and redemptions, dividends and other “restricted payments,” a limitation on subsidiary distributions, limitations on investments, a limitation on mergers and acquisitions and other fundamental changes, limitations on sale and lease-back transactions, a restriction on changes to any material line of business (including the business of the restricted subsidiaries of the Borrower), restrictions on modifying the terms of certain debt and general restrictions on the organizational documents and fiscal year of the Borrower. These negative covenants are subject to various carve-outs, grace periods and qualifications and, in some instances, are also applicable to most subsidiaries of Indivior Pharmaceutical.
Risks Related to Our Common Stock
Our common stock is subject to market price volatility and the market price may decline disproportionately in response to developments that are unrelated to our operating performance.
The market price of our common stock has been, and in the future may be, volatile and subject to wide fluctuations as a result of a variety of factors including, but not limited to: general economic conditions; developments with our pending litigation; period to period variations in operating results or changes in revenue or earning estimates by us, market and industry participants, and/or financial analysts; our failure to meet our stated guidance; our failure to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures; the discovery of material weaknesses and other deficiencies in our internal control and accounting procedures; and the other factors discussed in these risk factors. The market price could also be adversely affected by developments unrelated to our operating performance, such as the operating and share price performance of other companies that investors may consider comparable to us, speculation about us in the press and/or the investment community, unfavorable press, strategic actions by competitors (including acquisitions and restructurings, new competing products, and new generic products), changes in market conditions, regulatory changes and broader market volatility and movements. Any or all of these factors could result in material fluctuations in the price of our common stock, which could result in investors getting back less than they invested or a total loss of their investment.
In addition, when the market price of a company’s shares has been volatile, the stockholders of such company may file securities class action litigation against that company based on various claims, such as securities fraud and other violations of securities laws. For example, although ultimately dismissed during the third quarter of 2025, an amended purported securities class action lawsuit was filed against Indivior PLC, Mark Crossley (the CEO of the Company), Ryan Preblick (the CFO of the Company), and Richard Simkin (the Chief Commercial Officer of the Company) in December 2024 alleging violations of certain U.S. federal securities laws following a sudden drop in the market price of the Company’s common stock. See Item 8. Financial Statements—Audited Consolidated Financial Statements - Note 16. Commitments and Contingencies. See also the discussion of similar, but less common, U.K. litigation under the caption “ U.K. stockholder claims” in Item 8. Financial Statements—Audited Consolidated Financial Statements - Note 16. Commitments and Contingencies.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and opinions that securities or industry analysts publish about us or our business which we do not control. If one or more of the analysts who cover us downgrade our rating, lower our price target, or publish inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports on our company regularly, demand for our common stock could decrease, which might cause our stock price and trading volume to decline.
The Parent Company is a holding company with no business operations of its own and depends on its subsidiaries for cash, including in order to pay dividends or repurchase shares.
The Parent Company is a holding company with no independent operations and is dependent on earnings and distributions of funds from its operating subsidiaries for cash, including in order to pay dividends to its stockholders or repurchase shares. The Parent Company’s ability to pay dividends to its stockholders or repurchase shares therefore depends on the ability of its subsidiaries to distribute earnings or pay dividends to the Parent Company, general economic conditions, restrictions under our Note Purchase Agreement and other factors the Board deems significant from time to time. Also, Delaware law limits the ability of the Parent Company to pay dividends only from its capital surplus or its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Parent Company’s distributable reserves also can be affected by reductions in profitability, impairment of assets and severe market turbulence.
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
We last paid a dividend in July 2016. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future, including due to limitations that are currently imposed by our Note

Purchase Agreement. Any return to stockholders therefore likely will be limited to the increase in the price of our common stock, if any.
Similarly, while we have completed four share repurchase programs with an aggregate value of approximately $400 million between July 2021 and January 2025, any future repurchase of shares is subject to the discretion of our Board and will depend on similar factors as those that affect decisions to pay dividends. There can be no assurance the Company will repurchase any additional shares beyond the programs already announced.
We are subject to anti-takeover provisions in our certificate of incorporation and bylaws and under Delaware law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.
Certain provisions of Delaware law, the state in which we are incorporated, and our certificate of incorporation and bylaws could hamper a third-party’s acquisition of us, or discourage a third-party from attempting to acquire control of us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, these provisions make it more difficult for our stockholders to remove our Board of Directors or management or elect new directors to our Board of Directors. These provisions include the following:
•    Our Board of Directors may issue, without stockholder approval, shares of preferred stock. This makes it possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us;
•Stockholders must comply with advance notice procedures to nominate individuals for election to the Board of Directors or to propose matters that can be acted upon at a stockholders' meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect such acquirer's own slate of directors or otherwise attempting to obtain control of our Company;
•Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions outside of a stockholders' meeting;
•Special meetings of stockholders may be called only by the chairman of our Board of Directors, our chief executive officer, a majority of our Board of Directors, or the holders of 20% or more of our outstanding shares who follow specified procedures;
•Our Board of Directors has the right to set the size of the Board of Directors and to elect a director to fill a vacancy, which prevents stockholders from being able to fill vacancies on our Board of Directors; and
•Our Board of Directors has the ability to amend our bylaws without obtaining stockholder approval.
In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, our bylaws, and in the Delaware General Corporation Law could make it more difficult for stockholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by the then-current Board of Directors.
Provisions of our Note Purchase Agreement may deter or prevent an otherwise beneficial takeover attempt of us.
Provisions of the Note Purchase Agreement could deter or prevent an otherwise beneficial takeover attempt of us. For example, a change of control constitutes an Event of Default under the Note Purchase Agreement. The Note Purchase Agreement generally defines a Change of Control to mean (i) the acquisition by any Person or group of Capital Stock representing more than 35% of the total voting power of all of the outstanding voting stock of Indivior Pharmaceutical, or (ii) the occupation of a majority of the seats on the Board of Directors of Indivior Pharmaceutical by persons who were not members of the Board of Directors of Indivior PLC when we entered into the Note Purchase Agreement and whose election to the Board of Directors of Indivior Pharmaceutical was not approved by a majority of our Board. Because a Change of Control would trigger an Event of Default under the Note Purchase Agreement, otherwise beneficial takeover attempts may be discouraged or delayed.
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
Like many companies, we have experienced breaches of our data security, including phishing attacks and malware. To date, none has had a material effect on our business strategy, results of operations or financial condition. Were we to have a cybersecurity incident, it is reasonably likely that it could have a material adverse effect on our business and financial results. While we have taken a number of steps to prevent further cybersecurity incidents, we cannot estimate how likely any such incident would be.
We also use a number of third-party vendors who have or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, make such systems potentially vulnerable to breakdown, malicious intrusion, insider threat attacks, security breaches, ransomware, and other cyber-attacks, all of which would be costly to remedy. In addition, the use of mobile devices or cloud-based systems that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other proprietary information. Failures of or disruptions to our systems or the systems of third parties on whom we rely, particularly if prolonged, could result in breaches of data security and/or a loss of key data which would adversely affect our reputation, business and results of operations. While we have implemented security measures to protect our data security and information technology systems, our visibility into the data security processes and controls in place at our third-party vendors is inherently limited and, as a result, such measures may not prevent the adverse effect of such events.
In addition, we may be impacted by data breaches or business interruptions occurring within our supply chain, with our customers, or their business partners. For example, in February 2024, a data breach occurred at a leading provider of revenue and payment cycle management that connects payors, providers, and patients within the U.S. healthcare system. Although we did not contract with this provider, the impact of this data breach significantly disrupted payers, providers and their patients which subsequently impacted SUBLOCADE revenue in the first and second quarters of 2024, particularly affecting new patient and refill adjudications, which contributed to a decrease in SUBLOCADE's sequential dispense growth in the U.S. in the second quarter of 2024. For additional information regarding how we manage information resources and threats, see “Item 1.C. Cybersecurity.”

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
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated and rapidly evolving methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
Risks Related to Our International Status and Operations
We are exposed to risks related to currency exchange rates.
We present our financial statements in this report in U.S. dollars. Based on the country where sales originate, we derived 85%, 85%, and 83% of our net revenues from the U.S. in 2025, 2024, and 2023, respectively (although we expect the share of revenues from outside the U.S. to decline as a result of the growth of SUBLOCADE and the operational changes we announced in 2025). We also conduct business in Canada, Europe and Australia, among other places. Our agreements with customers outside the U.S. often involve payments denominated in currencies other than U.S. dollars, which creates foreign currency translation risk. Our operating results are therefore subject to currency fluctuations in translating revenues and costs from those foreign currencies to U.S. dollars. Additionally, if in the future we expand our sales and operations into new markets, different currencies could expose us to additional currency translation risks. These risks increase with the varying strength of the U.S. dollar.
We generally do not actively hedge exchange rate fluctuations, although we attempt to balance large non-U.S. dollar liabilities with similarly sized monetary assets in the same currency, which is sometimes referred to as a natural hedge. To the extent that we do not hedge our exposure to foreign currency exchange rate fluctuations, or to the extent that such hedging is structured ineffectively or does not fully offset our exposure to exchange rate fluctuations, our business, financial condition, and results of operations could be materially adversely affected.
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
Accounting standards and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, inventories, lease obligations, self-insurance, tax matters, pensions and litigation, and impairment of goodwill and other intangible assets are complex and involve many subjective assumptions, estimates and judgments. See, for example, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—E. Critical Accounting Estimates.” These estimates may be more sensitive, particularly regarding assumptions pertaining to the difference between gross revenue and net revenue, than others in our industry or in other industries. Changes in accounting standards or their interpretation or changes in underlying assumptions and estimates or judgments could significantly change our reported or expected financial performance or financial condition.
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
e.Security Measures: The Company deploys a large number of processes and tools to attempt to secure its systems and protect sensitive data. Indivior’s information security program is aligned with the NIST Cybersecurity Framework (CSF) and the controls outlined in NIST SP 800-53.
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
Item 2. Properties.
The following table contains information regarding the Company's principal physical properties.

Location	Tenure	Principal use
Richmond, Virginia	Leased	Office space
Hull, England	Owned(1)	Fine Chemical Plant manufacturing facility
Hull, England	Owned(2)	Chapleo Building research and development facility
Raleigh, North Carolina	Owned	Manufacturing and warehousing
Fort Collins, Colorado	Leased(2)	Office space and research facility
Slough, England	Leased(2)	Office space
_____________
(1)The Hull, England property is leased for 150 years and accounted for as owned.
(2)The Company is actively marketing these properties in connection with the optimization of its operations.

Item 3. Legal Proceedings.
The descriptions of our litigation and regulatory matters, and other matters, contained in Item 8. Financial Statements—Audited Consolidated Financial Statements - Note 16. Commitments and Contingencies to our financial statements are incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for common stock
The principal trading market for the Company’s common stock is the Global Select Market of The Nasdaq Stock Market LLC. The Company’s common stock trades under the symbol “INDV.”
Holders
Based upon information supplied from our transfer agent, there were approximately 139 stockholders of record of our common stock as of January 31, 2026.
Dividends
We have not paid any dividends during the past three fiscal years and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Until January 23, 2026, we were incorporated under the laws of England and Wales and, under English law, any payment of dividends would be subject to relevant legislation and our articles of association, which provide that payment of dividends be approved by our Board of Directors and, in some cases, our stockholders, and may only be paid from our distributable earnings available for the purpose, determined on an unconsolidated basis.
Five-Year Common Stock Performance
The following graph and table compare the cumulative total shareholder return of the Company’s common stock, the S&P 600 SmallCap Index, and the Nasdaq Biotech Index for the five-year period ended December 31, 2025. The Company is a component of both indexes. The graph and table assume an initial investment of $100 was made on December 31, 2020 in each of the Company’s common stock and the two indexes, as well as reinvestment of all dividends without commissions.

Cumulative Total Stockholder Return

	Amount Invested	Cumulative Total Return
As of/Through Dec. 31	2020	2021	2022	2023	2024	2025
Indivior	$100.00	$233.85	$301.40	$205.42	$167.21	$483.00
S&P 600 SmallCap Index	$100.00	$126.77	$105.22	$119.71	$127.93	$133.00
Nasdaq Biotech Index	$100.00	$100.48	$89.63	$92.95	$91.74	$121.00
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Oct. 1 to Oct. 31	0	n/a	0	0
Nov. 1 to Nov. 30	0	n/a	0	0
Dec. 1 to Dec. 31	0	n/a	0	0

Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes in Item 8. Financial Statements—Audited Consolidated Financial Statements to enhance the understanding of our results of operations, financial condition and cash flows.
Discussion of 2023 results and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
As the leader in long-acting injectable treatments for opioid use disorder (OUD), Indivior is singularly focused on delivering evidence-based treatment and advancing understanding of OUD as a chronic but treatable brain disease. For more than 25 years, we have revolutionized the science of addiction medicine — developing treatments that help people move toward long-term recovery with independence and dignity. Building on this heritage, we are ushering in a new era, renewing our commitment to individuals living with OUD and carrying forward what matters most: compassion, integrity, and science. Together – with science, people living with OUD, public health champions, and communities, we are powering recovery and renewing hope.
References below to “2025,” “2024,” and “2023” are for the financial years ended December 31, 2025, 2024, and 2023, respectively.
Operating Results
The following table summarizes our key measures of financial condition and results of operations for the periods under review:

	Twelve Months Ended December 31,
(in millions, except per share data)	2025	2024	% Change
Net revenue	$1,239	$1,188	4%
Operating income	262	38	594%
Net income	210	7	NM
Earnings per share—diluted	$1.64	$0.05	NM

The Company operates as one business segment, which is predominantly the development, manufacture and sale of buprenorphine-based prescription drugs for the treatment of opioid dependence and related disorders. Substantially all our net revenue for 2025 and 2024 was derived from sales of SUBLOCADE and other buprenorphine-based sublingual products (including SUBOXONE Film and SUBOXONE Tablet). SUBLOCADE accounted for 69% and 64% of our net revenue in 2025 and 2024, respectively. Other buprenorphine-based sublingual products accounted for 28% and 32% of our net revenue in 2025 and 2024, respectively.
Key factors affecting operating results
Market growth
Our net revenue is affected by patient awareness, patient willingness to seek treatment, and the number of eligible healthcare providers available to administer treatment. Competitive dynamics may exert pricing pressure and may also affect decisions by third‑party payors regarding formulary placement and reimbursement coverage. To support increased patient access, we engage with governmental agencies, key opinion leaders in addiction medicine, and healthcare professionals to inform policy development and highlight patient outcomes.

In 2025, U.S. buprenorphine medication‑assisted treatment (BMAT) volume continued to grow at a mid‑single‑digit rate. The Company continues to expect long‑term U.S. BMAT market growth to remain within the mid‑single‑digit percentage range, reflecting public awareness of the opioid epidemic and approved treatments, as well as regulatory and legislative actions intended to expand access to BMAT therapies. The U.S. long‑acting injectable (LAI) segment grew in the high‑teens percentage range during the period. SUBLOCADE remains the primary long‑acting injectable treatment utilized for opioid use disorder. The Company’s share of the LAI segment has stabilized in the mid‑seventy percent range. The Company expects to continue investing at sustained levels to support further LAI penetration by increasing patient awareness and advancing policies designed to improve patient access to treatment.
Distribution channels
In the U.S., we have distribution agreements with the three largest wholesalers, which accounted for 51% and 55% of our global net revenue in 2025 and 2024, respectively. These wholesalers, in turn, distribute our products through various channels including the following:
•Commercial managed care. This category comprises insurance programs intended to reduce the cost of providing health benefits and improve the quality of care to their members. One of the most common forms of managed care is the use of a panel or network of healthcare providers that provide care to enrollees. Also within commercial managed care is the Medicare Part D Program, a program regulated and funded by the U.S. government generally for senior citizens and administered by private insurance companies.
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
•Pharmacy. This channel covers end-customers paying cash directly at the pharmacy. Often, we provide discount coupons to customers who buy our products without pharmaceutical benefit coverage.
In the Rest of World, distribution channels differ by country and we may engage with different wholesalers, pre-wholesalers, hospitals, pharmacies and individuals.
Pricing
We offer various types of price reductions for our products, particularly in the U.S., which are reflected in net revenue. In the U.S., we primarily offer:
•Medicaid, Medicare Part D, and Commercial rebates. These are rebates granted to Medicaid, U.S. federal agencies and commercial managed care providers that purchase products from us. The level of these rebates varies by channel and product. Patients covered by commercial insurance often benefit from coupons to reduce out-of-pocket payments they would otherwise be required to make.
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
•Chargebacks. Discounts are provided when contracted indirect customers purchase directly from wholesalers and specialty distributors. Contracted customers generally purchase a product at its contracted price. The wholesaler or specialty distributor, in turn, then generally charges back to the Company the difference between the wholesale acquisition cost and the contracted price paid to the wholesaler or specialty distributor by the customer.
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
For further information regarding accrued litigation settlement expenses and other legal proceedings, refer to Item 8. Financial Statements—Audited Consolidated Financial Statements— Note 2: Summary of Significant Accounting Policies, Note 11. Accrued Litigation Settlement Expenses and Note 16. Commitments and Contingencies.
Results of operations
Corporate Initiatives
In July 2025, the Company introduced the Indivior Action Agenda, a three-phased, multi-year operational roadmap intended to maximize the potential of the business and make a positive difference in the lives of people living with OUD while creating value for our shareholders.
In August, 2025, the Company undertook major initiatives as part of Phase I of the Indivior Action Agenda — Generate Momentum — to simplify the organization and establish Indivior's "go forward" operating model.
In October 2025, the Company continued to execute key strategies against the Action Agenda, announcing optimization of the Rest of World business with plans to exit several non-U.S. markets, including the U.K., Ireland, Sweden, Israel, Finland and Italy. The Company will continue to own and operate its Fine Chemicals Plant in Hull, U.K. and will also continue to sell product and maintain operations in Canada, Australia and France, and sell product in Germany. Collectively, these countries represent 76% of 2025 Rest of World net revenue for the year.
During the third quarter of 2025, the Company made the strategic decision to discontinue the sales and marketing support for OPVEE, its opioid overdose reversal product. The Company will continue to distribute OPVEE upon request and meet all required contractual and regulatory obligations.
In relation to these initiatives, the Company recognized $127 million in 2025 primarily relating to headcount reductions, real estate consolidations, asset impairments, consulting services, and contractual termination and related costs. As a result, the Company's total operating expenses are expected to decrease substantially in 2026 compared to 2025.
Comparison of the years ended December 31, 2025 and December 31, 2024:

	Twelve Months Ended December 31,
(in millions)	2025	2024	% Change
Net revenue	$1,239	$1,188	4%
Cost of sales	246	231	7%
Gross profit	994	957	4%
Gross margin	80%	81%	—%
Selling, general and administrative	634	612	4%
Research and development	97	107	(9)%
Acquired in-process research and development	—	1	(100)%
Litigation settlement[1]	3	195	NM
Other operating (income) expense, net	(3)	4	(174)%
Operating income	262	38	594%
Net interest expense	23	18	27%
Income before income taxes	239	20	NM
Income tax expense	29	13	126%
Net income	$210	$7	NM
________________
(1)See Item 8. Financial Statements—Audited Consolidated Financial Statements—Note 11. Accrued Litigation Settlement Expenses.

Net revenue
Our 2025 and 2024 net revenue was driven by sales of SUBLOCADE. In 2025 and 2024, SUBLOCADE accounted for 69% and 64% of our net revenue, other buprenorphine-based sublingual products accounted for 28% and 32%, and PERSERIS accounted for 2% and 3%, respectively.
The following table shows the Company’s net revenue by major product line:

	Twelve Months Ended December 31,
(in millions)	2025	2024	% Change
SUBLOCADE	$856	$756	13%
Sublingual & other	351	377	(7)%
OPVEE	8	15	(49)%
PERSERIS	24	40	(39)%
Total net revenue	$1,239	$1,188	4%
Total net revenue increased by $51 million, or 4%, to $1,239 million in 2025 from $1,188 million in 2024. The increase was primarily driven by year-over-year SUBLOCADE volume growth which offset expected net revenue declines in Sublingual, and PERSERIS. Except for the impact of gross-to-net adjustments discussed below, pricing was not material to net revenue growth.
The following table presents net revenue between the U.S. and Rest of World.

	Twelve Months Ended December 31,
(in millions)	2025	2024	% Change
United States	$1,053	$1,008	4%
Rest of World	186	179	4%
Total net revenue	$1,239	$1,188	4%
U.S. net revenue
The U.S. is our largest market. Rebates, discounts and returns and other offsets to gross revenues are reflected in net revenue. In 2025, U.S. net revenue increased by 4% to $1,053 million as compared to $1,008 million in 2024, primarily driven by U.S. SUBLOCADE, which increased by $91 million, or 13%, to $794 million in 2025 compared to $704 million in 2024. Of the 13% increase in U.S. SUBLOCADE revenues, 7% was driven by dispense unit volume growth and 6% was driven primarily by gross-to-net adjustments. U.S. net revenue from other products declined $46 million in 2025, primarily reflecting the impact of increased competitive activity resulting in lower category share in the U.S. for SUBOXONE Film, partially offset by favorable gross-to-net adjustments in 2025. SUBOXONE Film had an oral buprenorphine medically assisted treatment (BMAT) average share of 14% and 16% in 2025 and 2024, respectively, according to data from IQVIA. Lower OPVEE volumes in 2025 and the decline in PERSERIS net revenue following the decision to discontinue commercial sales support in July 2024 also partially offset the increase in net revenue. During the third quarter of 2025, the Company made a strategic decision to discontinue sales and marketing support for OPVEE. The Company will, however, continue to distribute OPVEE upon request and meet all required contractual and regulatory obligations.
Rest of World net revenue
In 2025, net revenue attributable to Rest of World increased 4% from 2024 to $186 million. In 2025, positive contributions from newer products (SUBLOCADE and SUBOXONE Film) were partially offset by the ongoing generic erosion of the legacy tablet business. In 2025 and 2024, SUBLOCADE net revenue in Rest of World was $61 million and $52 million, respectively. Rest of World net revenue in 2026 will be impacted by our plans to exit several non-U.S. markets. The countries in which we will continue operations or product distribution represent 76% of 2025 Rest of World net revenue.
We expect continued LAI category growth and stable category share to result in U.S. SUBLOCADE net revenue growth in 2026. However, competitive pressures are expected to continue to adversely impact both SUBOXONE Film pricing and volume, resulting in an expected decline in SUBOXONE Film net revenue in 2026. Rest of World net revenue is expected to decline as a result of the exit from certain non-U.S. markets, as described above. We expect negligible revenues from PERSERIS and OPVEE in 2026, as the Company is no longer actively marketing these products. As a result of these factors, the Company's total net revenue in 2026 is expected to decline compared to 2025.
We estimate provisions for rebates, discounts and returns based on contractual arrangements with customers or terms of the regulations and/or agreements applicable for transactions with healthcare authorities, and in some cases on assumptions about the attainment of targeted volumes. We recognize returns, discounts, incentives and rebates in the period in which we recognize the underlying sales, as a reduction of gross revenues and as current liabilities on our Consolidated Balance Sheets as accrued rebates and product returns or reductions of accounts receivable. The outstanding amounts are affected by the provision for net product sales deductions which management reassesses based on historical data and estimated future activities and the timing of payments/credits. Estimates, assumptions and judgements applied to determine the provision for rebates, discounts and returns are set out in Item 8. Financial Statements—Audited Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies.

The following table provides a summary of activities with respect to accrued rebates and product returns and prompt pay discounts for the years ended December 31, 2025 and 2024:

(in millions)	2025	2024
Opening balance at beginning of period	$565	$535
Provision related to sales made in:
Current period	1,526	1,494
Prior period	(87)	(28)
Payments and credits	(1,420)	(1,436)
Closing balance at end of period	$585	$565
Accrued rebates and product returns includes chargebacks as these are paid by Indivior. Prompt pay discounts are recorded as offsets to accounts receivable as of December 31, 2025. Accrued rebates and product returns and prompt pay discounts increased to $585 million as of December 31, 2025, from $565 million as of December 31, 2024, primarily due to increased SUBLOCADE volume growth.
Cost of sales
Cost of sales increased by $15 million, or 7%, to $246 million in 2025 from $231 million in 2024. The increase reflects higher sales volumes as well as $39 million of expenses related to the discontinuation of sales and marketing of OPVEE, $10 million of SUBLOCADE inventory write-downs for finished goods expected to approach expiration prior to sale, $9 million of inventory write-downs and other costs related to the exit from certain non-U.S. markets, and $5 million for the manufacturing transition of the Company's aseptic facility. Cost of sales in 2024 includes $41 million of expenses related to the discontinuation of marketing and promotion of PERSERIS.
Gross margin
Gross margin, defined as gross profit divided by net revenue, was 80% in 2025 as compared to 81% in 2024. The decrease in 2025 gross margin included the impact of the 2025 and 2024 cost of sales factors described above, partially offset by improved product mix reflecting SUBLOCADE volume growth and the benefit of changes in estimates related to rebate accruals.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $22 million, or 4%, to $634 million in 2025 from $612 million in 2024. In 2025, selling, general and administrative costs include $61 million associated with corporate initiatives, due to headcount reductions and external legal and consulting support primarily related to Phase I of the Indivior Action Agenda announced in August 2025. The 2025 increase also reflected $62 million higher investments in U.S. SUBLOCADE marketing, including the launch of a new direct to consumer campaign for SUBLOCADE in October 2025. Selling, general and administrative expenses in 2025 also benefited from streamlining actions taken in 2024, including narrowing the Company's commercial focus on OUD treatments and discontinuing marketing and promotion of PERSERIS. Prospectively, savings resulting from restructuring actions and discontinuation of sales and marketing of OPVEE will be used to support long-term SUBLOCADE growth.
Research and development expenses
Research and development expenses decreased by $10 million, or 9%, to $97 million in 2025 from $107 million in 2024. The decrease is primarily due to the Company's actions to refocus its development pipeline on the Phase 2 OUD assets (INDV-2000 and INDV-6001) and the absence of a $4 million contract termination fee incurred in 2024. These reductions were partly offset by $17 million in restructuring and impairment charges recorded in 2025 related to Phase I of the Indivior Action Agenda announced in August 2025. We expect 2026 research and development expenses to be substantially lower than historic levels.

Acquired in-process research and development expenses
The Company incurred no acquired in-process research and development expenses in 2025, compared to $1 million in 2024.
Litigation settlement expenses
Litigation settlement expenses decreased by $192 million, to $3 million in 2025 from $195 million in 2024. The decrease is primarily due to variability in, and unpredictability of, the timing of settlements of major contingencies. See Item 8. Financial Statements—Audited Consolidated Financial Statements - Note 11. Accrued Litigation Settlement Expenses.
Other operating (income) expense, net
In 2025, the Company recorded net other operating income of $3 million, compared to net other operating expense of $4 million in 2024. Other operating income in 2025 reflects $1 million of realized losses on the sale of equity investments, while other operating expense in 2024 reflected $9 million of mark-to-market losses related to the decline in value of those equity investments.
Net interest expense
Net interest expense was $23 million in 2025 as compared to $18 million in 2024. Higher net interest expense in 2025 reflects interest expense on the larger amount borrowed under the Company's new borrowing arrangement secured in late 2024. Net interest expense in 2025 includes $4 million related to an expected U.K. tax settlement, and net interest expense in 2024 reflects a $4 million write-off of unamortized deferred financing costs due to early extinguishment of the previous term loan. We expect interest expense on our borrowings to continue to exceed investment income.
Income tax expense
Income tax expense in 2025 was $29 million, resulting in an effective tax rate of 12%, on the Company's earnings for 2025, driven primarily by tax incentive innovation benefits of which $45 million is related to a one-time royalty payment, offset by an HMRC tax settlement and changes in valuation allowances. Income tax expense of $13 million in 2024 reflected an effective tax rate of 65% on the Company’s earnings for 2024, driven primarily by changes in valuation allowances, offset by a net finance structure benefit.
Liquidity and Capital Resources
Overview
The Company's financial condition is summarized as follows:

(In millions)	December 31, 2025	December 31, 2024
Financial assets:
Cash and cash equivalents	$195	$319
Investments - short-term	—	1
Investments - long-term	28	27
Total cash and investments	$222	$347
Borrowings:
Short-term borrowings	$29	$18
Long-term borrowings	$290	$315

Cash flows

	Twelve Months Ended December 31,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$(27)	$36
Investing activities	(66)	69
Financing activities	$(30)	$(102)
Operating activities
Net cash used in operating activities was $27 million in 2025, a decrease of $63 million, compared to net cash provided by operating activities of $36 million in 2024. The decrease was driven by $208 million higher litigation settlement payments in 2025, including the optional prepayment of the Company's remaining liability with the U.S. Department of Justice (DOJ), partly offset by higher cash generated from operations in 2025. Refer to Item 8. Financial Statements—Audited Consolidated Financial Statements—Note 10. Accrued Litigation Expenses for additional details on litigation-related settlement payments.
Investing activities
Net cash used in investing activities was $66 million in 2025, a decrease of $135 million, compared to net cash provided by investing activities of $69 million in 2024. The decrease primarily reflects lower proceeds from maturities of investments, partly offset by an increase in capital expenditures in 2025 related to the Raleigh Manufacturing Facility SUBLOCADE suite.
We expect $30 million to $40 million of capital expenditures in 2026, primarily related to our Manufacturing Facility in Raleigh, NC.
Financing activities
Net cash used in financing activities decreased by $72 million, from $102 million in 2024 to $30 million in 2025. Net cash used in financing activities in the current period primarily reflects lower cash outflows for shares repurchases and the settlement of tax on equity awards in 2025 compared to 2024. These lower financing cash outflows are partially offset by higher scheduled repayments under the Company's Note Purchase Agreement (see Debt below). In 2025 and 2026, the annual scheduled repayments are 5% of the original gross loan balance.
Current Liabilities
Our current liabilities exceed our current assets by over $250 million and total liabilities exceed our total assets by approximately $100 million. The Company sustains negative working capital because of the timing of rebate payments relative to the collection of accounts receivable. See Item 1A Risk Factors, "Our balance sheet is leveraged, and any reduction in annual sales may adversely affect our liquidity.".
Debt
As of December 31, 2025, the Company is subject to a Note Purchase Agreement term loan with an outstanding balance of $333 million. The Note Purchase Agreement matures in November 2030 and includes a committed, revolving credit facility of $50 million of which $50 million is available to be drawn. The Note Purchase Agreement contains financial and non-financial covenants customary for facilities of this nature, including a maximum leverage ratio, a minimum interest coverage ratio, a limitation on disposal of assets, prepayments and redemptions of certain indebtedness, further indebtedness, liens, negative pledges, and limits on share buybacks and redemptions, dividends and other “restricted payments,” subsidiary distributions, investments, mergers and acquisitions and other fundamental changes, sale and lease-back transactions, and a restriction on changes to any material line of business, most of which are subject to various carve-outs, grace periods and qualifications. The Company was in compliance with all covenants as of December 31, 2025. See Item 1A. Risk Factors at "Our term loan contains certain covenants that could limit our ability to plan for or respond to changes in our business." and Item 8. Financial Statements—Audited Consolidated Financial Statements - Note 12. Debt for additional information. In addition, substantially all of the assets of the Company are pledged to secure this debt, and the restrictions under the Note Purchase Agreement substantially limit our ability to obtain other financing, other than the $50 million revolving credit facility.
Capital Resources
The Company believes its existing cash and cash equivalents and investments, together with cash generated from operations, will meet its anticipated cash needs, including working capital, capital expenditures, litigation settlement payments, milestone payments, income taxes, repurchase of common stock, debt repayments and other funding requirements, for at least the twelve-month period following the issuance of this Form 10-K. The Company relies on cash generated from operation to meet our obligations. The Company is also subject to contingent liabilities as described in Item 8. Financial Statements—Audited Consolidated Financial Statements - Note 16. Commitments and Contingencies.
Capital Expenditures
Capital expenditures of $66 million in 2025 and $29 million on in 2024 primarily reflect investments in the expansion of the Raleigh Manufacturing Facility. The Company funded these expenditures from its existing cash balances.
Contractual Obligations
The table below sets forth the Company’s anticipated contractual cash flows on an undiscounted basis as of December 31, 2025.

	December 31, 2025
(in millions)	Total	1 year or less	2-5 years	More than 5 years
Debt[1]	$459	$59	$399	$—
Litigation settlement liabilities[2]	8	8	—	—
Commercial commitments	68	47	22	—
Capital expenditures	18	18	—	—
Lease liabilities	37	12	21	5
Employee-related liabilities	39	27	—	12
Total	$629	$170	$442	$17
1    Cash outflows related to debt include payment of the outstanding balance of the note purchase agreement of $333 million as well as estimated interest payments
2    Cash outflows related to Civil Opioid litigation of approximately $86 million, expected to be paid over the next four years, are excluded from the table as they were not contractual obligations as of December 31, 2025. See Item 8. Financial Statements—Audited Consolidated Financial Statements, Note 16. Commitments and Contingencies.

Potential milestone and royalty payments
The Company is party to collaboration and license arrangements for the development of pharmaceutical products. Milestone payments will be due if various developmental, regulatory and commercial goals are achieved and in certain cases royalties will be payable as a percentage of net revenue, although the Company generally has the right to terminate these agreements at no cost. No material milestone payments are expected in 2026.
Agreements for contract manufacturing and supply of materials
The Company is obligated to purchase specified amounts of goods or services under various contract manufacturing and material supply agreements over periods ranging from 1 to 4 years. These agreements could require us to pay approximately $68 million in total over the next 4 years (before annual price index adjustments).
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
Returns, incentives and rebates
The Company offers various types of reductions from list prices on its products. Products sold in the U.S. are covered by various programs (such as Medicare and Medicaid) under which products are provided at a discount. Rebates are granted to healthcare authorities, and under contractual arrangements with certain customers. Some wholesalers are entitled to chargeback incentives under specific contractual arrangements. Cash discounts may also be granted for prompt payment.
The discounts, incentives and rebates described above are estimated based on contractual arrangements with customers or terms of the relevant regulations and/or agreements applicable for transactions with healthcare authorities. Several months may pass between the original estimate of rebates due and confirmation of the amount, which may increase the estimation risk. Please refer to the revenue accounting policy for further details.
Accruals for product returns are estimated based primarily on analysis of the Company’s historical product return patterns, supplemented by expected future returns and contractual agreement terms. Estimated returns are accrued in the period the related revenue is recognized.
During 2025 and 2024, net revenue was increased by $87 million and $28 million, respectively, from performance obligations satisfied in prior years, primarily relating to changes in payor mix, actual invoices received and payments made, and resolution of aged accruals for U.S. government and commercial programs. The estimates for U.S. governmental and commercial end-payor accruals are also reasonably expected to vary due to shifts between U.S. governmental end-payor sales and U.S. commercial end-payor sales. A one percentage point shift between these channels would impact the accrual by $4 million. Due to the number of variables contributing to the accruals for returns, incentives and rebates, further meaningful sensitivity is not able to be provided. Accruals for returns, incentives and rebates are disclosed in Item 8. Financial Statements—Audited Consolidated Financial Statements—Balance Sheet.
Provision for income taxes
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
Recoverability of deferred tax assets
We assess the likelihood of recoverability our deferred tax assets. If all or part of our deferred tax assets are not recoverable in the future, we increase our provision for taxes and reduce our net deferred tax assets to the amount that is more likely than not to be recoverable. To recover deferred tax assets, we must generate sufficient taxable income in the jurisdictions where the deferred tax assets are located. We consider forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, in determining the need for a valuation allowance. As of December 31, 2025, we believe our deferred tax assets are more likely than not to be recovered, with the exception of valuation allowance items as detailed in Item 8. Financial Statements—Audited Consolidated Financial Statements - Note 4. Income Tax. The realization of our deferred tax assets depends on the generation of sufficient taxable income in future periods. If actual results differ from our estimates or if our assumptions regarding future taxable income change, we may conclude that some or all of our deferred tax assets are no longer 'more likely than not' to be realized. In that event, we would be required to record an increase to our valuation allowance, which could materially affect our income tax provision and results of operations in the period such determination is made.
Litigation
Litigation, arbitration and other legal proceedings against the Company may relate to compliance and trade practices, commercial claims, product liability claims, intellectual property rights, and employment and wrongful discharge claims. For each claim or grouping of similar claims, management makes judgments regarding the relative merits and risks within the claims. These judgments inform the Company’s defense strategies, whether a loss or settlement from the claims is probable and whether sufficient information exists to make a reliable estimate of the likely outcome of the claims. Provisions are recognized when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. Management has assessed as “contingent” matters that cannot be reliably estimated or are not considered probable at the current time. For more details of all the outstanding legal proceedings including those that have been deemed contingent, see Item 8. Financial Statements—Audited Consolidated Financial Statements - Note 16. Commitments and Contingencies.

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

Item 8. Financial Statements and Supplementary Data.

Indivior PLC
Consolidated Statements of Operations
(In millions, except per share data)

	Twelve Months Ended December 31,
	2025	2024	2023
Net revenue	$1,239	$1,188	$1,093
Cost of sales	246	231	174
Gross profit	994	957	919
Operating expenses:
Selling, general and administrative	634	612	565
Research and development	97	107	116
Acquired in-process research and development	—	1	162
Litigation settlement	3	195	239
Other operating (income) expense, net	(3)	4	(9)
Operating income (loss)	262	38	(152)
Other (income) and expenses:
Interest income	(22)	(23)	(43)
Interest expense	45	41	35
Income (loss) before income taxes	239	20	(145)
Income tax expense (benefit)	29	13	(19)
Net income (loss)	$210	$7	$(126)

Earnings (loss) per share
Basic	$1.68	$0.05	$(0.92)
Diluted	$1.64	$0.05	$(0.92)

Shares used in computing earnings (loss) per share
Basic	125	132	137
Diluted	128	133	137

See accompanying notes to consolidated financial statements.

Indivior PLC
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Twelve Months Ended December 31,
	2025	2024	2023
Net income (loss)	$210	$7	$(126)
Other comprehensive income, net of tax
Foreign currency translation	6	(6)	2
Other comprehensive income (loss)	6	(6)	2
Total comprehensive income (loss)	$216	$1	$(124)

See accompanying notes to consolidated financial statements.

Indivior PLC
Consolidated Balance Sheets
(In millions, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$195	$319
Short-term investments	—	1
Accounts receivable, net of allowances of $4 (2025) and $3 (2024)	253	254
Inventories	153	167
Prepaid expenses	34	31
Current tax receivable	2	33
Other current assets	16	21
Total current assets	652	827
Long-term investments	28	27
Property, plant and equipment, net	144	100
Operating lease right of use assets, net	26	39
Goodwill and other intangible assets, net	2	6
Deferred tax assets	323	277
Other noncurrent assets	27	39
Total assets	$1,201	$1,316
Liabilities and stockholders' deficit
Current liabilities
Accrued rebates and product returns	$582	$562
Accounts payable and accrued expenses	250	216
Accrued litigation settlement expenses, current	42	99
Current portion of long-term debt	29	18
Operating lease liabilities, current	10	10
Income taxes payable	2	7
Other current liabilities	—	11
Total current liabilities	914	924
Long-term debt, less current portion	290	315
Accrued litigation settlement expenses, noncurrent	52	365
Operating lease liabilities, noncurrent	22	32
Other noncurrent liabilities	21	18
Total liabilities	$1,300	$1,652
Commitments and contingencies (Note 16)
Stockholders' deficit
Common stock, par value $0.50 per share Issued shares: 125 (2025) and 125 (2024)	62	62
Additional paid-in capital	112	90
Share repurchase commitment	—	(10)
Accumulated other comprehensive loss	(30)	(36)
Accumulated deficit	(243)	(443)
Total stockholders' deficit	(98)	(337)
Total liabilities and stockholders' deficit	$1,201	$1,316

See accompanying notes to consolidated financial statements.

Indivior PLC
Consolidated Statements of Stockholders' Deficit
(In millions)

	Common Stock
	Shares	Amount	Additional paid-in capital	Share repurchase commitment	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
Balance at December 31, 2022	136	$68	$87	$(9)	$(32)	$(130)	$(15)
Net loss	—	—	—	—	—	(126)	(126)
Other comprehensive income	—	—	—	—	2	—	2
Common stock issued	2	1	2	—	—	—	3
Common stock repurchased and canceled	(2)	(1)	—	—	—	(32)	(33)
Stock-based compensation	—	—	21	—	—	—	21
Settlement of tax on equity awards	—	—	(22)	—	—	—	(22)
Share repurchase liability movement, net	—	—	—	(14)	—	—	(14)
Balance at December 31, 2023	137	$68	$88	$(23)	$(30)	$(288)	$(184)
Net income	—	—	—	—	—	7	7
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Common stock issued	1	1	2	—	—	—	3
Common stock repurchased and canceled	(13)	(7)	—	—	—	(161)	(168)
Stock-based compensation	—	—	24	—	—	—	24
Settlement of tax on equity awards	—	—	(22)	—	—	—	(22)
Share repurchase liability movement, net	—	—	—	13	—	—	13
Other	—	—	(2)	—	—	—	(2)
Balance at December 31, 2024	125	$62	$90	$(10)	$(36)	$(443)	$(337)
Net income	—	—	—	—	—	210	210
Other comprehensive income	—	—	—	—	6	—	6
Common stock issued	1	—	1	—	—	—	2
Common stock repurchased and canceled	(1)	—	—	—	—	(10)	(11)
Stock-based compensation	—	—	26	—	—	—	26
Settlement of tax on equity awards	—	—	(5)	—	—	—	(5)
Share repurchase liability movement, net	—	—	—	10	—	—	10
Balance at December 31, 2025	125	$62	$112	$—	$(30)	$(243)	$(98)

See accompanying notes to consolidated financial statements.

Indivior PLC
Consolidated Statements of Cash Flows
(In millions)

	Twelve Months Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$210	$7	$(126)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10	16	15
Amortization of right-of-use assets	10	12	—
Stock-based compensation expense	26	24	21
Impairment of tangible and intangible assets	19	8	—
Unrealized loss on equity investments	—	9	—
Deferred income taxes	(46)	7	(64)
Acquired in-process research and development	—	1	162
Impact from foreign exchange movements	1	(2)	(10)
Change in operating assets and liabilities:
Accounts receivable	3	(1)	(33)
Current inventories	18	(43)	(6)
Other current and noncurrent assets	49	377	(418)
Accrued legal and settlement expenses	(368)	(387)	50
Other current and noncurrent liabilities	41	8	110
Net cash (used in) provided by operating activities	(27)	36	(300)
Cash flows from investing activities:
Purchases of property and equipment	(66)	(29)	(8)
Purchases of in-process research and development and intangible assets	(1)	(2)	(45)
Acquisitions, net of cash acquired	—	—	(129)
Purchases of investments in debt securities	(20)	(17)	(45)
Sales of equity securities	1	—	—
Sales and maturities of debt securities	19	117	129
Other proceeds from investing activities	—	—	3
Net cash (used in) provided by investing activities	(66)	69	(95)
Cash flows from financing activities:
Proceeds from the issuance of common stock	2	3	3
Cash paid for repurchases of common stock	(11)	(173)	(33)
Proceeds from debt, net	—	332	—
Repayments of debt	(17)	(240)	(12)
Transaction costs related to debt refinancing	—	(2)	—
Settlement of tax on equity awards	(5)	(22)	(22)
Net cash used in financing activities	(30)	(102)	(64)
Net (decrease) increase in cash and cash equivalents	(124)	3	(459)
Exchange differences	(1)	—	1
Cash and cash equivalents at beginning of period	319	316	774
Cash and cash equivalents at end of period	$195	$319	$316

See accompanying notes to consolidated financial statements.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
1. Business Overview
Indivior PLC and its subsidiaries is the market leader in long-acting injectable medications for opioid use disorder (OUD). Indivior is focused on delivering evidence-based pharmacotherapies for OUD and is committed to advancing the neurobiological understanding of OUD as a chronic, relapsing, but treatable brain disease. For more than 25 years, Indivior has led innovation in addiction medicine, developing differentiated therapeutic solutions that support long-term patient recovery, expand access to care, and drive sustainable value for patients, healthcare systems and stockholders.
In December 2025, our stockholders approved a plan to change our domicile to the U.S. In January 2026, Indivior Pharmaceuticals, Inc., a corporation formed in Delaware in October 2025, became the ultimate parent company of Indivior PLC, a public company limited by shares incorporated under the laws of England and Wales (“Indivior PLC”), and its subsidiaries pursuant to a court-approved scheme of arrangement under Part 26 of the U.K. Companies Act 2006 (the “Scheme of Arrangement”) (the “U.S. Domestication”). Pursuant to the Scheme of Arrangement, each ordinary share in the capital of Indivior PLC was cancelled in exchange for one share of common stock, par value $0.001 per share, of Indivior Pharmaceuticals, Inc. After the close of market trading on January 23, 2026, the Scheme of Arrangement became effective and binding on all shareholders of Indivior PLC and Indivior PLC became a wholly-owned subsidiary of Indivior Pharmaceuticals, Inc., thereby completing the U.S. Domestication. The issuance of common stock of Indivior Pharmaceuticals, Inc. pursuant to the Scheme of Arrangement was exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”). Indivior Pharmaceuticals, Inc. is the successor issuer to Indivior PLC pursuant to Rule 12g-3(a) under the Exchange Act, and Indivior Pharmaceuticals, Inc.'s common stock is therefore deemed to be registered under Section 12(b) of the Exchange Act. Indivior PLC’s ordinary shares ceased trading prior to the open of trading on January 26, 2026, and Indivior Pharmaceuticals, Inc.'s common stock began trading on Nasdaq at the start of trading on January 26, 2026 under the symbol “INDV,” which is the same symbol under which Indivior PLC ordinary shares previously traded.
Because the U.S. Domestication was completed after December 31, 2025, the financial statements included herein are those of Indivior PLC. The U.S. Domestication will be accounted for as a common-control transaction in Q1 2026 and the historical financial statements of Indivior PLC will become the historical financial statements of Indivior Pharmaceuticals, Inc. The corporate reorganization will have no impact to historical revenues, expenses, assets, liabilities, or cash flows.
The principal accounting policies adopted in the preparation of these financial statements are set out below. Unless otherwise stated, these policies have been consistently applied to all years presented.
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

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)

Foreign Currency Translation
The financial statements of each of the Company’s subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the functional currency), which is generally the local currency with the exception of manufacturing, treasury and holding companies where the functional currency is the U.S. dollar. The Company’s presentation currency is the U.S. dollar. The financial statements of subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders' equity and weighted average exchange rates for operating results. Translation gains and losses are recognized in Consolidated Statements of Comprehensive Income (Loss).
Use of Estimates and Judgments
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Significant estimates are used in determining items such as accruals for returns, incentives and rebates; provisions for income taxes; recoverability of deferred tax assets; and litigation. Actual results may differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents comprise cash in hand, current balances with banks and similar institutions, and short-term highly liquid investments with original maturities of less than three months and are recognized at cost, which approximates fair value.
Accounts Receivable, Net
Accounts receivables are initially recognized at their invoiced amounts less any adjustments for estimated deductions such as cash discounts. Allowances for expected credit losses are established using an expected credit loss (“ECL”) model taking into account individual customer’s credit risk based on financial position, past experience, and other relevant factors.
Charges for ECL are recognized in the Consolidated Statements of Operations within selling, general and administrative expense. Allowances for ECL were approximately $4 million and $3 million at December 31, 2025, and 2024, respectively.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash and cash equivalents deposited with banks and other financial institutions, investment in debt securities, accounts receivable and other assets. The Company maintains its cash and cash equivalents with high-credit-quality financial institutions. Financial institution counterparties are subject to approval under the Company’s counterparty risk policy and such approval is limited to financial institutions with a BBB rating or above. Investments in debt securities are of low credit risk based on investment-grade credit ratings from Standard and Poor’s or Moody’s (BBB-/Baa3 or higher).
As of December 31, 2025, 2024 and 2023 the Company had four separate customers representing greater than 10% of the net accounts receivable balance.

	December 31
Percent of accounts receivable	2025	2024	2023
Customer A	22%	25%	21%
Customer B	21%	18%	23%
Customer C	13%	17%	17%
Customer D	10%	10%	8%

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
Investments
The Company’s investments comprise holdings in debt securities and, in prior periods, equity securities. Investments in debt securities are initially recorded at fair value and remeasured based on the intended holding period. Investments classified as held to maturity investments are reported at amortized cost and realized gains or losses are reported in earnings. Held to maturity investments are classified as long-term investments, except for those with maturities less than 12 months from the end of the reporting period and not subject to other restrictions, which are classified as short-term investments. Declines in fair value below amortized cost related to credit losses (i.e., impairment due to credit losses) are included in the Consolidated Statements of Operations, with a corresponding allowance established. If estimated ECLs decrease in subsequent periods, the Company will reverse the credit losses through current period earnings and adjust the allowance accordingly.
Investments in equity securities were initially recorded and subsequently remeasured at fair value through earnings.
Inventories
Inventories are stated at the lower of cost or net realizable value determined by the first in, first out method. Cost comprises materials, direct labor, and an appropriate allocation of overhead expenses based on normal operating capacity required to get the inventory to its present location and condition. Net realizable value is the estimated selling price less applicable selling expenses.
Excess, obsolete or unsalable inventories are written down to their realizable value in the period in which the impairment is identified.
Property, Plant and Equipment
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

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
Leases
The Company leases various buildings and equipment (including vehicles). Lease contracts are typically made for fixed periods of 3 to 10 years but may have termination or extension options. All leased buildings and equipment have been determined to be operating leases and the expense is recognized on a straight-line basis over the lease term. Options to extend or terminate the lease are included in the lease term when it is reasonably certain the Company will exercise that option. The Company accounts for lease and non-lease components separately.
Leases with a term of 12 months or less (short-term leases) are not recognized on the balance sheet. For short-term leases, the Company recognizes the lease payments as an operating expense on a straight-line basis over the term of the lease.
For leases other than short-term leases, the Company recognizes a right-of-use asset (“ROU asset”) and a corresponding liability (“lease liability”) at the lease commencement date, measured on a present value basis.
Lease liabilities are measured at the present value of the remaining minimum lease payments over the lease term using the discount rate at lease commencement. Where the interest rate implicit in the lease can be determined, it is used to measure the liability. Where the interest rate implicit in the lease cannot be determined, the incremental borrowing rate at the lease commencement date is used. The incremental borrowing rate is the rate of interest the lessee would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment. Generally, the Company uses its incremental borrowing rate as the starting point for determining the discount rate, resulting in a range of rates from 5% to 12% depending upon type of lease and country of origin.
ROU assets are initially measured at cost, which comprises the initial amount of the lease liability, plus any initial direct costs incurred, less any lease incentives received. Subsequent to initial measurement, operating lease expense is recognized on a straight-line basis over the term of the lease.
Impairment of Long-Lived Assets
The Company periodically assesses potential impairments of its long-lived assets, namely, intangible assets, property, plant, and equipment and ROU assets. The carrying value of long-lived assets (both intangible and tangible) is reviewed for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset (or asset group) may not be recoverable. Long-lived assets are reviewed for potential impairment by comparing the projected undiscounted cash flows to be generated by the asset (or asset group) to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually during the fourth quarter, or more frequently if impairment indicators are present, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the asset is less than its carrying amount. If we conclude it is more likely than not the fair value is less than the carrying amount, a quantitative test that compares the fair value of the intangible asset to its carrying value is performed to determine the amount of any impairment.
Employee and Retirement Benefits
Liabilities for wages and salaries, including non-monetary benefits, vacation and accumulating sick leave are recognized as the employees’ services are delivered and are measured at the amounts expected to be paid when the liabilities are settled. These employee benefits are expected to be settled in the next twelve months and are included within accrued expenses.
Some of the Company’s subsidiaries operate defined contribution plans and/or provide post-retirement benefits to their retirees. The cost of providing defined contribution benefits is charged to the income statement as services relating to the contributions are delivered. The Company has no further payment obligations in respect of such plans once the contributions have been paid. Other post-retirement benefits are not material.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
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
Revenue Recognition
Net revenue is generated from sales of pharmaceutical products, net of discounts and accruals for returns, incentives and rebates ("gross-to-net revenue deductions"). Direct customers are often wholesalers, specialty pharmacies and specialty distributors of pharmaceutical products; indirect customers are often government-sponsored programs or commercial insurers with whom the Company has separate pricing and formulary agreements.
Net revenue is recognized when a contractual promise to a customer (performance obligation) has been fulfilled by transferring control over pharmaceutical products to the direct customer, substantially all of which is upon receipt of the products by the customer, and therefore all revenue is recognized at a “point in time.” The amount of net revenue recognized is based on the consideration expected in exchange for pharmaceutical products, including reductions in revenue for rebates expected to be paid to indirect customers. The consideration Indivior receives may be fixed or variable. Variable consideration is recognized only when a significant reversal is not probable or when the uncertainty associated with the variable consideration is subsequently resolved. The Company has no material contracts with more than one performance obligation. During 2023, U.S. Biomedical Advanced Research and Development Authority (BARDA) awarded the Company a contract which included initial purchase and options for purchases and delivery of OPVEE at guaranteed pricing.
Shipping and handling activities are not considered to be a separate performance obligation. All taxes assessed by a governmental authority imposed on our sales of product and collected from a customer are excluded from measurement of the transaction price.
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
The following are the Company’s significant categories of gross-to-net revenue deductions:
Government and commercial rebates
The Company records accruals for rebates for governmental programs as a reduction of sales when the product is sold into the distribution channel. For all eligible units purchased under the Medicaid Drug Rebate Program in the U.S. ("Medicaid"), the Company pays rebates based on the Company’s average manufacturer prices and applicable supplemental agreements.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
Management estimates expected unit sales under Medicaid and adjusts its rebate accrual based on actual utilization, rebate rates and changes in trends in Medicaid utilization.
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
Chargebacks
Chargebacks relate to discounts that occur when contracted indirect customers purchase directly from wholesalers and specialty distributors at a contracted price. The wholesaler or specialty distributor, in turn, then charges back the difference between the wholesale acquisition cost and the contracted price paid to the wholesaler or specialty distributor by the indirect customer.
Management estimates the accrual for chargebacks based on historical and expected utilization of these programs. Accruals for chargebacks are recorded within Accrued Rebates and Product Returns as they are settled by payment and not net-settled.
Sales returns
Returns are generally made if the product is damaged, defective or otherwise cannot be used by the customer. In the U.S., the Company typically permits returns six months prior to and up to twelve months after the product expiration date. Outside the U.S., returns are only allowed in certain countries on a limited basis.
Accruals for product returns are estimated based primarily on the Company’s historical product return patterns, expected future returns, and contractual agreement terms. Accruals for product returns are recorded in the period the related revenue is recognized.
Sales discounts
The Company generally offers wholesalers, specialty pharmacies and specialty distributors various forms of consideration, including discounts, allowances, service fees and prompt payment discounts, for distributing the products. Wholesaler and specialty distributor allowances and service fees arise from contractual agreements and are estimated as a percentage of the price at which the Company sells product to them. Accruals for wholesaler allowances and services fees are recorded within Accrued Rebates and Product Returns as they are settled by rebate payment and not net-settled.
Prompt pay discounts are offered for payment within a specified contractual period and are classified as reductions of accounts receivable.
In evaluating Accruals for Rebates and Product Returns, management takes account of factors such as levels of inventory in its various distribution channels, product expiry dates and information about potential entry of competing products into the market. In each case, the accruals noted above are subject to continuous review and adjustment as appropriate, based on the most recent information available to management.
Adjustments to the accruals may be necessary based on actual utilization information submitted to the Company (in the case of accruals for rebates related to sales targets or contractual rebates), claims/invoices received (in the case of regulatory rebates and chargebacks) and actual return rates.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
Government and commercial rebates, chargebacks, sales returns and sales discounts to customers are recorded as a reduction in sales. As on December 31, 2025 and 2024, accruals for rebates and product returns totaled $582 million and $562 million, of which 81% and 83% originated in the U.S.
Cost of Sales
The cost of goods sold primarily consists of raw materials, third-party manufacturing costs, freight and distribution costs, direct labor, cost of write-down of inventory and manufacturing overhead costs. Idle capacity is expensed as incurred within cost of sales. During 2025, a portion of the Company's aseptic manufacturing facility was idle, resulting in $5 million of idle capacity costs.
Advertising Expense
Advertising expense includes the cost of promotional materials and activities, such as printed materials and digital marketing, marketing programs and speaker programs. Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $124 million in 2025, $68 million in 2024, and $53 million in 2023.
Stock-based Payments
Incentives in the form of shares are provided to employees under restricted share award plans. Restricted share awards are subject to either service conditions only or service and market conditions, specifically total stockholder return or relative to selected indices. Stock-based compensation expense is recorded ratably over the vesting period, regardless of whether the market condition has been satisfied, as an expense in selling, general and administrative expense in the Consolidated Statements of Operations with a corresponding increase in additional paid-in-capital. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. See Note 15. Stock-Based Payments for more information.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities including payroll and benefits, pre-clinical, clinical trial and related clinical manufacturing costs, manufacturing development and scale-up costs, product development and regulatory costs, contract services and other outside contractor costs, research license fees, depreciation and amortization of lab facilities and lab supplies costs incurred for the acquisition of assets for which there is no alternative future use beyond the development of unapproved pharmaceutical products. Reimbursement of costs by governmental agencies is presented net of the cost incurred.
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
The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred not yet invoiced by the contract research organizations, clinical study sites, laboratories, consultants, or other clinical trial vendors performing the activities.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
Restructuring Costs
Restructuring charges are recognized as a result of significant changes in market conditions and actions taken to streamline operations and realize operational synergies. One-time employee termination costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Employee termination benefits are recognized when the liability is probable and the amount is reasonably estimable. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.
Interest Expense
Interest expense includes stated interest and amortization of deferred financing costs and debt discount incurred by the Company in connection with the refinancing of its term loan as discussed within Note 12. Debt. The Company amortizes the deferred financing costs and debt discount over the term of the debt, using the effective interest method.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period of the enactment date.
The Company recognizes DTAs to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If the Company determines that future realization of DTAs in excess of their net recorded amount is likely, the DTA valuation allowance would be appropriately adjusted, which would reduce the provision for income taxes.
The Company records uncertain tax positions on the basis of a two-step process: (1) it determines whether the tax positions are more likely than not to be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.
Interest and penalties related to unrecognized tax benefits are included in interest expense and SG&A expense, respectively. Accrued interest and penalties payable for unrecognized tax benefits are included in either current or non-current liabilities.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, the weighted-average number of potential common shares outstanding during the period which consist primarily of contingently issuable shares, assuming the vesting of restricted stock and current expected vesting of performance shares, which are added net of applying the treasury stock method.
Recently Adopted Accounting Standards
No new accounting standards were adopted during the twelve months ended December 31, 2025.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
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
ASU No. 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software was issued in September 2025 and removes all references to software development project stages. Software capitalization will begin when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-05 is effective for interim and annual periods beginning after December 15, 2027. The guidance may be applied on a prospective basis, a modified transition approach or a retrospective transition approach and allows for early adoption. Adoption is not expected to have a material impact on the Company's financial statements.
3. Segment, Geographic and Other Revenue Information
The Company derives revenues from customers through the development, manufacture and sale of buprenorphine-based prescription drugs for treatment of opioid dependence and related disorders. The Company offers two primary product lines, with the financial results reported on a consolidated basis and reviewed as a single component. The CEO is responsible for assessing performance of the business, establishing and approving budgets, setting and evaluating performance goals, and making all key decisions aligned with strategic objectives of the Company. Accordingly, the CEO has been identified as the chief operating decision maker (“CODM”). The CEO reviews the Company's financial information on a consolidated basis for purposes of allocating resources and evaluating performance. Accordingly, the Company has concluded that it operates in a single operating and reportable segment for all periods presented. Please refer to Note 1. Business Overview for more information on the products and services of the Company.
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
The CODM reviews net revenue and operating income (loss) on a consolidated basis and compares to forecasted totals to evaluate financial performance. In addition, the CODM reviews the total disaggregated U.S. net revenue by product line. No additional financial information is provided by product line. The financial data provided to the CODM is as follows:

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)

	Twelve Months Ended December 31,
	2025	2024	2023
US:
SUBLOCADE*	$794	$704	$588
Sublingual & other	226	250	282
OPVEE[1]	8	15	—
PERSERIS[2]	24	40	42
Total US	1,053	1,008	912
Rest of World	186	179	181
Net revenue	1,239	1,188	1,093
Cost of sales	246	231	174
Gross profit	994	957	919

Operating expenses:
Selling and marketing	315	255	236
Administrative and general	319	357	329
Total selling, general and administrative	634	612	565
Research and development	97	107	116
Acquired in-process research and development	—	1	162
Litigation settlement	3	195	239
Other operating (income) expense, net	(3)	4	(9)
Total operating expenses, net	732	919	1,072

Operating income (loss)	262	38	(152)

Other (income) and expenses:
Interest income	(22)	(23)	(43)
Interest expense	45	41	35
Income (loss) before income taxes	239	20	(145)

Income tax expense (benefit)	29	13	(19)

Net income (loss)	$210	$7	$(126)

*Total SUBLOCADE net revenue	$856	$756	$630
Depreciation and amortization	10	16	15
Stock-based compensation expense	26	24	21
1Marketing and promotion activities for OPVEE were discontinued in the third quarter of 2025.
2Marketing and promotion activities for PERSERIS were discontinued in 2024.

Significant segment expenses within net income (loss) include cost of sales, selling and marketing, general and administrative, research and development, and litigation settlement at the consolidated level. Other segment items within net income (loss) include acquired in-process research and development, other operating expense (income), net, interest (income), interest expense, and income tax expense (benefit). Our CODM is also regularly provided depreciation and amortization and stock-based compensation

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
expense information, both of which are presented above and are recorded within cost of sales and selling, general and administrative expenses.
During 2025 and 2024, net revenue was increased by $87 million and $28 million, respectively, from recognition of performance obligations satisfied in prior years. During 2023, net revenue was decreased by $9 million from recognition of performance obligations satisfied in prior years.
Significant customers that amount to 10% or more of the Company’s net revenues are as follows (in percentages of total net revenue for each year):

	Twelve Months Ended December 31,
	2025	2024	2023
Customer A	20%	18%	19%
Customer B	18%	19%	19%
Customer C	13%	18%	16%
Customer D	13%	11%	9%
The following table summarizes the Company's long-lived assets, which include property, plant and equipment and right of use assets, by geographic area:

	December 31, 2025	December 31, 2024
United States	$113	$74
Rest of World	57	65
Total long-lived tangible assets	$170	$139
Total capital expenditures were $66 million, $29 million and $8 million for year ended December 31, 2025, 2024 and 2023, respectively.
4. Income Tax
Income (loss) before income tax expense (benefit) by geographical area consisted of the following:

(in millions)	Twelve Months Ended December 31,
	2025	2024	2023
Domestic	$255	$34	$6
Foreign
United States	(23)	$(31)	(158)
Rest of World excluding United Kingdom	7	$17	$7
Total income (loss) before tax	$239	$20	$(145)

Income tax expense (benefit) consisted of the following:

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)

	Twelve Months Ended December 31,
(in millions)	2025	2024	2023
Current
Domestic	$76	$(5)	$48
Foreign
United States	(2)	8	(4)
Rest of World excluding United Kingdom	1	3	1
Total current income tax expense	$75	$6	$45

Deferred
Domestic	$28	$26	$(64)
Foreign
United States	(76)	(18)	—
Rest of World excluding United Kingdom	2	(1)	—
Total deferred income tax (benefit) expense	$(46)	$7	$(64)

Total income tax expense (benefit)	$29	$13	$(19)

In 2023, Finance (No. 2) Act 2023 (Pillar Two) was enacted in the U.K., introducing a global minimum effective tax rate of 15%. The legislation was also enacted in other jurisdictions in which the Company operates. The Pillar Two legislation was effective for the Company’s financial year beginning January 1, 2024. The Company performed an assessment exposure to Pillar Two income taxes and qualifies for one of the transitional safe harbors provided in territories with material pretax income in which it operates.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
The following is a reconciliation of income tax expense with income taxes at the U.K. statutory rate:

	Twelve Months Ended December 31,
(in millions)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.K. Federal Statutory Tax Rate[1]	$60	25.0%	$5	25.0%	$(34)	23.5%
Nontaxable or Nondeductible Items
Imputed Expense	(10)	(4.1)%	(13)	(64.2)%	(12)	8.3%
Innovation Incentives	(73)	(30.7)%	—	—%	—	—%
Royalty Income	79	33.0%	—	—%	—	—%
Other Permanent Differences	8	3.4%	2	10.1%	(5)	3.4%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	(1)	(0.5)%	—	—%	(3)	2.1%
Effect of Cross-Border Tax Laws	—	—%	3	15.1%	3	(2.1)%
Changes in Valuation Allowances	6	2.5%	15	76.7%	1	(0.7)%
Other Adjustments
Statutory Adjustments	—	—%	2	10.1%	(2)	1.4%
Changes in Unrecognized Tax Benefits	33	14.0%	(2)	(10.1)%	1	(0.7)%
Foreign Tax Effects
United States
Statutory Tax Rate Difference Between United States and United Kingdom	—	—%	1	5.0%	4	(2.8)%
Nontaxable or Nondeductible Items
Imputed Income	9	3.9%	12	61.3%	12	(8.3)%
Non-deductible Intangible Amortization	—	—%	—	—%	26	(17.9)%
Royalty Payment	(77)	(32.1)%	—	—%	—	—%
Other Permanent Differences	7	2.8%	—	—%	4	(2.8)%
Tax Credits
Research and Development Tax Credit	(4)	(1.7)%	(2)	(10.1)%	(2)	1.4%
Foreign Tax Credits	(10)	(4.4)%	(16)	(79.0)%	(16)	11.0%
Changes in Valuation Allowance	2	0.7%	4	20.1%	4	(2.8)%
Other Foreign Jurisdictions	1	0.4%	1	5.0%	—	—%
Total Effective Tax Rate	$29	12.2%	$13	65.0%	$(19)	13.1%
1The enacted U.K. Statutory Corporation Tax rate increased to 25.0% as of April 1, 2023, providing a blended rate of 23.5% for the year ended December 31, 2023.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
Deferred Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Twelve Months Ended December 31,
(in millions)	2025	2024
Deferred tax assets:
Property, plant and equipment	$2	$—
Intangibles	15	15
State income taxes	1	—
Share-based compensation	6	7
Lease liabilities	4	5
Accruals and general expenses	33	22
Capitalized research and development	2	7
Inventory reserves	156	70
Litigation	3	24
Foreign tax credit carryforwards	12	10
Interest expense carryforwards	18	14
Outside basis in Investments	2	3
Tax loss carryforwards	128	153
Total deferred tax assets	381	330
Valuation allowance	(55)	(47)
Total deferred tax assets, net of valuation allowance	326	283

Deferred tax liabilities:
Property, plant and equipment		(1)
Right of use assets	(3)	(5)
Total deferred tax liabilities	(3)	(6)

Total net deferred tax assets	$323	$277
As of December 31, 2025, the Company had foreign tax credit carryforwards of $12 million, which if not used, will expire in 2031 through 2035, and R&D Credit carryforward of $5 million, which if not used, will expire in 2042 through 2045.
Valuation Allowances
As of December 31, 2025, 2024 and 2023, the Company had valuation allowances of $55 million, $47 million and $28 million, respectively.
A reconciliation of the beginning and ending valuation allowance was as follows:

	Twelve Months Ended December 31,
(in millions)	2025	2024	2023
Balance at beginning of year	$47	$28	$23
Additions to valuation allowance charged to income tax expense	8	19	5
Balance at end of year	$55	$47	$28
Additions to valuation allowances of $8 million, $19 million, and $5 million for 2025, 2024 and 2023, respectively, were due to deferred tax assets recorded in connection with corporate interest expense restriction, impairments, net operating and capital losses in the U.K. and foreign tax credits in the U.S.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
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
The following table reconciles the beginning and ending amount of our gross unrecognized tax benefits that, if recognized, would impact the effective tax rate:

	Twelve Months Ended December 31,
(in millions)	2025	2024	2023
Balance at beginning of year	$4	$9	$7
Additions for tax positions of prior years	34	—	5
Reductions for tax positions due to lapse of statutes of limitations	—	(2)	—
Tax settlements	(32)	(3)	(3)
Balance at end of year	$5	$4	$9
As of December 31, 2025, the Company accrued interest of $1 million, $1 million and $2 million for 2025, 2024 and 2023, respectively relating to its tax positions. For the years ended December 31, 2025, 2024 and 2023, interest expense relating to tax positions was $6 million, nil, and $1 million, respectively. As of December 31, 2025, the Company had accrued income tax penalties of $1 million, $1 million and $1 million for 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, expense related to income tax penalties was nil, nil, and $1 million, respectively.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations.
Income Taxes Paid
Income taxes paid, net of (refunds) received, consisted of the following:

	Twelve Months Ended December 31,
(in millions)	2025	2024	2023
Domestic	$32	$40	$33
Foreign
US Federal	(1)	2	(9)
US State and Local	2	2	5
New York state	*	*	3
Rest of World	4	2	—
Total Taxes Paid	$38	$46	$32
* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.
Reinvestment of Unremitted Earnings
We consider foreign earnings of specific subsidiaries to be indefinitely reinvested. There is no deferred tax liability, recorded, if any on such amounts. If at some future date, the Company ceases to be permanently reinvested in these specific foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference on these specific foreign subsidiaries. At December 31, 2025, 2024 and 2023, we estimate the unrecorded, deferred tax liability to be $2 million for each of the respective years.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
The withholding and other tax impact from the Company's decision to exit certain Rest of World markets in 2025 was not material.
Tax Return Examination Status
The Company files income tax returns in the U.K., U.S. and in various foreign, state and local jurisdictions. We are subject to tax audits in the various jurisdictions until the respective statutes of limitation expire. The Company is no longer subject to U.K. examinations by tax authorities for fiscal years before 2020 and U.S. federal income tax examinations by tax authorities for fiscal years before 2022. The current U.S. federal income tax examination covers 2023. U.K. and U.S. state and local audits are ongoing covering 2018-2023. Reasonably possible additional tax liabilities and interest that could arise on resolution of these examinations, is estimated to be in the range of nil to $12 million.
5. Inventories
Inventories are comprised of:

	December 31, 2025	December 31, 2024
Raw materials and consumables	$31	$33
Work in progress	49	51
Finished goods	75	94
Total Inventories, net	$154	$178
Inventory expected to be sold more than one year from the balance sheet date is classified as noncurrent inventory and recorded in other noncurrent assets on the condensed consolidated balance sheets. At December 31, 2025 and December 31, 2024, the noncurrent portion of inventory was $2 million and $10 million, respectively and consisted primarily of raw materials and consumables (see Note 19. Revision of Previously Issued Financial Statements).
In the year ended December 31, 2025, inventory write downs primarily consisting of $17 million related to the discontinuation of sales and marketing support for OPVEE, $10 million related to SUBLOCADE, and $7 million related to the exit from certain non-U.S. markets were recorded within cost of sales.
6. Property, Plant and Equipment, Net
A summary of property, plant and equipment is as follows:

	December 31, 2025	December 31, 2024
Land and buildings	$111	$76
Plant and equipment	76	76
Construction in progress	64	38
Gross Property, Plant and Equipment	251	190
Less: Accumulated depreciation	(107)	(90)
Total Property, Plant and Equipment, net	$144	$100
The Company capitalizes interest expense, if material, as part of the cost of construction of property, plant and equipment. Interest expense capitalized in 2025 and 2024 was $5 million and $3 million, respectively.
Depreciation expense was $10 million, $12 million, and $7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation expense is included in cost of sales, research and development, and selling, general and administrative expenses within the Consolidated Statements of Operations.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
Property, plant and equipment impairment charges related to the planned facility closures of $12 million were recognized in research and development expense within the Consolidated Statements of Operations in the year ended December 31, 2025. $8 million of property, plant, and equipment impairment charges were recognized in cost of sales in the year ended December 31, 2024.
Capital expenditures of $6 million and $9 million were included in accounts payable and accrued expenses at December 31, 2025 and December 31, 2024, respectively.
7. Goodwill and Intangible Assets

	December 31, 2025	December 31, 2024
Goodwill	$2	$2
Marketed products	213	213
Software	38	38
Gross Intangible Assets	253	253
Less: Accumulated amortization	(251)	(246)
Total Goodwill and Intangible Assets, net	$2	$6
Acquired distribution rights for marketed products were fully amortized before 2022. Amortization of software is included in selling, general and administrative expenses within the Consolidated Statements of Operations and was nil, $3 million, and $3 million in 2025, 2024 and 2023, respectively. In 2025, impairment of marketed products of $5 million was recorded related to the discontinuation of OPVEE sales and marketing support. The estimated annual amortization expense for intangible assets, before tax, for the next five years is not material.
8. Investments
The Company has investments in corporate debt securities which are initially recorded at fair value, plus or minus directly attributable transaction costs, and remeasured based on the intended holding period. Interest income on debt securities is included in interest income within the Consolidated Statements of Operations using the effective interest method. The Company’s investments are classified as held to maturity investments and reported at amortized cost. Realized gains or losses are reported in earnings. The following table summarizes the amortized cost and fair value of corporate debt securities, disaggregated by underlying investment contractual maturity:

	Amortized Cost Basis	Fair Value
December 31, 2025
Corporate Debt Securities
Less than 1 year	$17	$17
1 year to 2 years	11	11

December 31, 2024
Corporate Debt Securities
Less than 1 year	$17	$17
1 year to 2 years	10	10
Gross unrealized gains and gross unrealized losses were not material in 2025 or 2024.
At December 31, 2025 and 2024, $28 million and $27 million, respectively, of debt securities were held by a separate cell of an insurance company as part of an agreement to fund insurance coverage. These debt securities are classified as non-current as access to the investments is subject to contractual restrictions through at least December 31, 2027, regardless of the underlying investment maturity.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations and as noted above for debt securities held by a separate cell of an insurance company. No impairment charges were incurred on any held-to-maturity securities in 2025, 2024 or 2023.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include:

	December 31, 2025	December 31, 2024
Accounts payable	$48	$63
Accrued employee-related obligations	103	60
Accrued indirect tax and government fees	20	23
Accruals for third-party services	76	64
Accrued other expenses	3	6
Total accounts payable and accrued expenses	$250	$216
10. Leases
Operating lease expense was $12 million, $12 million, and $11 million, in 2025, 2024, and 2023, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $13 million in 2025, $13 million in 2024, and $11 million in 2023. Right-of-use assets recorded in exchange for executing new operating lease agreements were $5 million in 2025, $10 million in 2024, and $14 million in 2023.
Supplemental information related to leases is as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	4.16	4.49
Weighted average discount rate	7%	8%
Future lease payments for non-cancellable operating leases as of December 31, 2025, were as follows:

2026	$12
2027	11
2028	8
2029	1
2030	1
Thereafter	5
Total future lease payments	37

Less: Imputed interest	(5)
Total lease liability	$32
At December 31, 2025, the Company had no leases entered into that had not yet commenced.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
11. Accrued Litigation Settlement Expenses

	December 31, 2025			December 31, 2024
	Current	Non current	Total	Current	Non current	Total
Accrued litigation settlement expenses
DOJ-related	$—	$—	$—	$52	$296	$348
Antitrust matters	—	—	—	24	—	24
Opioid litigation	28	52	80	15	61	76
Other	14	—	14	8	8	16
Total accrued litigation settlement expenses	$42	$52	$94	$99	$365	$464
DOJ-Related
DOJ Resolution Agreement
In July 2020, the Company settled criminal and civil liability with the U.S. Department of Justice (DOJ), the U.S. Federal Trade Commission (FTC), and U.S. state attorneys general with aggregate payments of $600 million (plus interest) due from 2020 through 2027. In November 2025, the Company opted to prepay the remaining liability of $295 million with a resulting gain on early settlement of $4 million recorded in litigation settlement expenses on the consolidated statement of operations. Indivior has no further financial obligation with respect to this matter.
Antitrust matters
The final installment of $25 million related to the last remaining antitrust litigation settlement was paid during 2025. The Company has no remaining liabilities related to antitrust litigation.
Opioid litigation
The accrual of $80 million at December 31, 2025 reflects the present value of the agreed amount in a settlement between Indivior, the plaintiffs' executive committee and certain state attorneys general covering certain opioid litigation (including cases in the Opioid MDL) brought by municipalities and tribes, as well as a separate settlement with the State and subdivisions of Maryland. The outflow of resources for the Opioid MDL is expected to occur over five years.
Other
At December 31, 2025, Other includes the remaining $8 million liability related to an indemnity settlement with Reckitt Benckiser and an accrual of $6 million for probable claims related to contract terminations associated with the exit of several non-U.S. markets.
See Note 16. Commitments and Contingencies for additional information on legal matters.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
12. Debt
The Company has a note purchase agreement with original principal amount of $350 million and a committed, revolving credit facility of $50 million, both of which mature in November 2030. None of the $50 million revolving credit facility has been drawn upon. Substantially all of the assets of the Company are pledged to secure this debt.
The outstanding balance of the note purchase agreement of $333 million and $350 million in 2025 and 2024, respectively, is secured by the assets of certain subsidiaries of the Company, primarily in the form of guarantees issued by respective subsidiaries. In relation to these debts, interest paid was $34 million, $28 million, and $26 million in 2025, 2024, and 2023, respectively. Interest expense was $38 million, $30 million, and $27 million in 2025, 2024, and 2023, respectively.
The terms of the loan in effect at December 31, 2025, are as follows:

	Period	Interest Payable	Required Amortization	Required Total Leverage Ratio	Required Interest Coverage Ratio
Note Purchase Agreement	Through Sept. 30, 2026	SOFR + 5.5%	5%	No more than 3:1	At least 2.5:1
	From Dec. 31, 2026 and thereafter	SOFR + 5.5%	7.5%	No more than 2.5:1	At least 2.5:1
Revolving Credit Facility	Through Sept. 30, 2026	SOFR + 5.5%; 0.5% undrawn fee	N/A	No more than 3:1	At least 2.5:1
	From Dec. 31, 2026 and thereafter	SOFR + 5.5%; 0.5% undrawn fee	N/A	No more than 2.5:1	At least 2.5:1
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
Aggregate maturities of long-term debt obligations (including estimated interest) are as follows:

2026	2027	2028	2029	2030	Thereafter
$59	$55	$52	$50	$243	$—

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
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
The Company’s only financial instruments which are measured at fair value on a recurring basis are equity securities. The fair value of the equity securities is based on quoted market prices on the measurement date. Financial instruments measured at fair value on a recurring basis at December 31 are summarized below:

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Equity securities	$—	$—	$—	$1	$—	$—
Total	$—	$—	$—	$1	$—	$—

The Company recognized unrealized losses on the remeasurement of equity securities of nil and $9 million in 2025 and 2024, respectively, which was recorded in other operating expense (income), net.
The fair value of the Company’s corporate debt securities was $28 million and $27 million at December 31, 2025, and 2024. The fair value of the corporate debt securities held at amortized cost was calculated based on quoted market prices which would be classified as Level 1 in the fair value hierarchy above.
The fair value of long-term debt was $333 million as of December 31, 2025 and was valued using Level 2 inputs which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term debt approximates the carrying value due to the short maturities of the debt instruments.
Financial assets and liabilities are offset, and the net amount reported in the Consolidated Balance Sheets when there is a legally enforceable right to offset and net settlement is intended.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
14. Earnings (Loss) Per Share
The following table summarizes the calculation of basic and diluted earnings (loss) per share for years ended December 31, 2025, 2024 and 2023:

	Twelve Months Ended December 31,
	2025	2024	2023
Net income (loss)	$210	$7	$(126)

Basic weighted-average shares outstanding	125	132	137
Effect of potentially dilutive securities:
Restricted stock awards[1]	3	—	—
Diluted weighted-average shares outstanding	128	133	137

Basic earnings (loss) per share	$1.68	$0.05	$(0.92)
Diluted earnings (loss) per share	$1.64	$0.05	$(0.92)
1The potential shares excluded from the diluted earnings (loss) per share computation because of the antidilutive impact were nil in 2025 and in 2024, and 4 million in 2023.
The weighted average number of shares is adjusted for the number of shares granted to the extent market conditions have been met at the balance sheet date and determined using the treasury stock method.
Conditional awards of 5 million and 2 million shares were granted under the Company’s Long-Term Incentive Plan in 2025 and 2024, respectively. For 2025 and 2024, nil and 3 million share awards were excluded from the computation of diluted weighted average shares, after application of the treasury method, because the market criteria were not met at the balance sheet date.
15. Stock-based compensation
The Company operates three equity-settled executive and employee long-term incentive stock plans and two other employee plans. For stock-based payment awards, the fair value at the grant date is calculated using appropriate pricing models.
Total pretax stock-based compensation cost recorded in 2025, 2024, and 2023 was $26 million, $24 million and $21 million, respectively. Income tax expense and benefits for stock-based compensation expense recognized in 2025, 2024, and 2023 were an expense of $2 million and benefits of $5 million and $3 million, respectively.
Indivior Long-Term Incentive Plan (LTIP)
In 2015, a stock-based incentive plan was introduced for employees including executive directors of the Company ("2015 Plan"). The awards are conditional upon the satisfaction of both market conditions and a service period, generally of three years. Awards granted to executive directors are subject to a further post-vesting holding period of two-years.
Awards granted in 2023 under the 2015 Plan vest based on a comparison of the share performance of the Company and the share performance of other companies (“Comparators”) within two indices: (1) The FTSE 250 and (2) the S&P 1500 Pharmaceutical and Biotech Index. The conditions are based on calculation of the Total Shareholder Return (“TSR”) for the Company and the Comparators in the FTSE 250, and the TSR for the Comparators in the S&P 1500 Pharmaceutical and Biotech Index and into what percentile the Company falls as compared to the Comparators in each index. The vesting is as follows: a threshold (12.5% payout) for 50th percentile performance and maximum (100% payout) for 75th percentile performance; with interpolation in between. If the Company's TSR falls below the 50th percentile of the index, none of the shares will vest. Equal weighting is given to the performance compared to the FTSE 250 and S&P 1500 Pharmaceutical and Biotech Index.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
Awards granted in 2024 under the 2015 Plan vest based on a comparison of the share performance of the Company and the share performance of Comparators within the S&P 1500 Pharmaceutical and Biotech Index. The conditions are based on calculation of the TSR for the Company and the Comparators in the index and into what percentile the Company falls as compared to the Comparators. The vesting is as follows: a threshold (12.5% payout) for 50th percentile performance and maximum (100% payout) for 75th percentile performance; with interpolation in between. If Company's TSR falls below the 50th percentile of the index, none of the units will vest.
In 2024, the Indivior 2024 Long Term Incentive Plan was introduced for employees including executive directors of the Company ("2024 Plan"). The awards are conditional upon the satisfaction of market conditions, performance conditions, and/or a service period, generally of three years. Awards granted to executive directors are subject to a further post-vesting period of two-years.
Awards granted in 2025 under the 2024 Plan with market conditions vest based on a comparison between the share performance of the Company and the share performance of Comparators within the NASDAQ Biotechnology Index. The conditions are based on calculation of the TSR for the Company and the Comparators in the index and into what percentile the Company falls as compared to the Comparators. The vesting is as follows: a threshold (25% payout) for 25th percentile performance and maximum (100% payout) for 75th percentile performance; with interpolation in between. If the Company's TSR falls below the 25th percentile of the index, none of the shares will vest. Awards granted in 2025 with performance conditions vest based on the achievement of certain non-market performance conditions as specified in the awards.
The fair values of awards with market performance conditions granted under both the 2015 and 2024 plans are calculated using a Monte Carlo simulation method. As vesting of the LTIP award units is based on relative market conditions, an open form model such as the Monte Carlo is required to take into consideration the parameters of the awards. The key assumptions in the simulation model are share price of the Company, expected volatilities of the Company considering a combination of historic and implied volatility, risk-free rate, and dividend yield.
A summary of the service-based restricted stock units and market-based stock awards activity under the LTIP as of December 31, 2025, is presented below (values in thousands):

	Outstanding Service-Based Restricted Stock Awards	Outstanding Performance-Based Stock Awards
December 31, 2023	1,167	5,328
Granted	473	1,304
Issued	(335)	(973)
Canceled/forfeited/adjusted	(268)	(941)
December 31, 2024	1,036	4,717
Granted	2,354	3,011
Issued	(354)	(286)
Canceled/forfeited/adjusted	(922)	(2,475)
December 31, 2025	2,114	4,968
The weighted average fair value per share of the service-based restricted stock units granted was $10.26, $19.44 and $19.25 in fiscal years 2025, 2024, and 2023, respectively, based on the fair market value at the date of grant. The total fair value of restricted stock units issued was $3 million, $12 million and $12 million in 2025, 2024, and 2023, respectively.
The weighted average fair value per share of the market-based stock awards granted per share was $8.79, $14.58 and $11.72 in fiscal years 2025, 2024, and 2023, respectively, calculated using the weighted average fair market value for each of the component goals at the date of grant. The total fair value of

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
market-based stock awards issued was nil, $44 million, and $44 million in fiscal years 2025, 2024, and 2023, respectively.
Total compensation cost for unvested awards not yet recognized at December 31, 2025 was approximately $19 million and $12 million for service-based restricted stock units and performance-based restricted units, respectively. Compensation cost is expected to be recognized over the remaining weighted-average period of 2 years for market-based stock awards and 1 year for service-based restricted stock units.
Other Employee Plans
The Company operates a His Majesty's Revenue and Customs approved (“HMRC-approved”) save as you earn (“SAYE”) plan for U.K. employees and U.S. Employee Share Purchase Plan (ESPP) for U.S. employees. The amounts recognized for these plans are not material for disclosure.
Stock Options
The Company did not grant any stock options in 2025, 2024, or 2023. The total fair value of stock options exercised was nil, $3 million, and nil in 2025, 2024, and 2023, respectively.
16. Commitments and Contingencies
Commercial Commitments
The Company has non-cancelable manufacturing and supply agreements with various suppliers and contract manufacturing organizations that extend beyond one year. As of December 31, 2025, these agreements require future minimum purchases of approximately $52 million, including $37 million for contract manufacturing services and $16 million for raw materials.
Future minimum payments under these commitments are approximately $31 million in 2026, $14 million in 2027 and $4 million in each of 2028 and 2029. Purchases under these agreements were $49 million in 2025, $70 million in 2024 and $33 million in 2023.
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

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
matters or that any other future legal matters will not be material to Company’s financial position, results of operations or cash flows for a particular period.
Certain ongoing legal proceedings or threats of legal proceedings to which the Company is a party, but in which the Company believes the possibility of an adverse impact is remote, are not discussed in this Note.
Civil Opioid Litigation
The Company was named as a defendant in more than 400 civil lawsuits alleging that manufacturers, distributors, and retailers of opioids engaged in a longstanding practice to market opioids as safe and effective for the treatment of long-term chronic pain to increase the market for opioids and their own market shares for opioids, or alleging individual personal injury claims. Most of these cases were consolidated and are pending in a federal multi-district litigation in the U.S. District Court for the Northern District of Ohio. See In re National Prescription Opiate Litigation, MDL No. 2804 (N.D. Ohio) (the “Opioid MDL”).
Nearly two-thirds of the cases in the Opioid MDL were filed by cities and counties and other government subdivisions (including, in some instances, school districts and hospitals), while a substantial number of cases were filed by private individual plaintiffs, most of whom assert claims relating to neonatal abstinence syndrome (“NAS”).
Following mediation, the Company, the Opioid MDL Plaintiffs’ Executive Committee and certain state attorneys general finalized a settlement agreement dated April 4, 2025 (the “State/Subdivision MSA”). The settlement framework provides a process through which states and their political subdivisions may elect to participate and, if participation thresholds and other conditions are satisfied, would resolve opioid-related claims brought (or that could have been brought) by participating states and participating subdivisions, including cases pending in the Opioid MDL and certain cases pending outside the Opioid MDL.
Following the States’ approval process and an agreed extension of certain settlement milestones, the Company delivered its notice of determination to proceed under the State/Subdivision MSA on January 23, 2026, and received acknowledgments of receipt from the relevant State and Plaintiffs’ leadership contacts. Other than Maryland and its subdivisions (discussed below), all States and their participating subdivisions participated in the settlement. The Company completed the transfer of Year 1 settlement funds from the escrow structure to the settlement fund administrator arrangements by the applicable settlement transfer date of January 29, 2026. The Company has obtained (or is in the process of finalizing and collecting) State Attorney General releases for 49 of 50 states (excluding Maryland) and certain U.S. territories, and the current focus has shifted to the coordinated filing of consent judgments and dismissals in the Opioid MDL. The Master Stipulation of Dismissal as to all MDL plaintiffs that elected to participate in the MSA was filed on February 19, 2026, dismissing with prejudice a total of 254 cases (all brought by subdivisions) against the Company.
The Company separately executed a final settlement agreement dated April 4, 2025, with the Tribal Leadership Committee (the “Tribal MSA”). During 2025, as participation increased, dismissals of tribal cases were filed and granted with prejudice, including global dismissals that brought participation by litigating tribes to 100% among the settling defendants.
As of December 31, 2025, the Company had deposited the first installment of $15 million into escrow accounts in July 2025 in connection with the settlement framework. Of this amount, $0.5 million due to tribes was deposited into a qualified settlement trust account and, during the fourth quarter of 2025, those funds were transferred to the tribes. The remaining $14 million payable to the states was deposited into a separate bank account controlled by the Company and remained in cash and cash equivalents and accrued litigation settlement expenses as of December 31, 2025. These funds were distributed to the states in early 2026.
The Company recorded a related provision of $78 million as of December 31, 2025, reflecting the net present value of the expected payment stream under the settlement framework, inclusive of discounting assumptions applied at period end. See Note 11. Accrued Litigation Settlement Expenses.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
The settlement includes injunctive relief obligations applicable to the Company. Those obligations include restrictions and requirements relating to (among other things): (i) limits on certain promotion of oral opioid use disorder (“OUD”) treatment drugs (including SUBUTEX and SUBOXONE tablets/film), but not including SUBLOCADE, (ii) prohibitions on financial reward or discipline tied to volume of OUD treatment drug sales, (iii) prohibitions on sales of opioid products for pain, (iv) lobbying restrictions, (v) requirements for contracting with third parties responsible for monitoring and reporting (including requiring DEA registrations and suspicious order monitoring programs and sharing evidence of diversion with third-party logistics providers), (vi) obligations to provide copies of lawsuits, subpoenas, or civil investigative demands to states upon request, and (vii) annual training requirements for relevant personnel and certain external-facing programs (including sales force and speaker/key opinion leader programs and related communications).
In January 2026, Maryland confirmed it would not join the State/Subdivision MSA as it relates to the Company, reducing the Company’s total settlement commitment under the State/Subdivision MSA by approximately $2 million, reflecting reductions across remediation payments, certain fee components, and cash conversion amounts.
As of December 31, 2025, the Company reduced the Opioid MDL litigation settlement accrual by $2 million (before discounting) to reflect Maryland’s non-participation and recorded a separate litigation settlement accrual of $2 million representing the Company’s best estimate for a settlement with Maryland. Because the Company anticipated reaching a near-term settlement with Maryland, that separate accrual was not discounted.
In January 2026, the Company reached an agreement in principle with Maryland on a separate settlement addressing opioid‑related claims on the same general subject matter as the State/Subdivision MSA. The agreement in principle contemplates that Maryland would receive economic consideration aligned to the multistate framework and settlement product with an aggregate value of $2 million at wholesale acquisition cost, to be made available over a period of time. Maryland has also requested that the Company cover certain settlement administration costs and that the settlement include a process to secure participation and releases from Maryland political subdivisions. The Company is continuing to negotiate definitive documentation and implementation details, and the settlement has not been finalized as of the date of this filing.
The State/Subdivision MSA and the Tribal MSA are not expected to resolve private plaintiff cases against the Company (whether in the Opioid MDL or proceeding separately), including NAS-related claims. As of February, 24, 2026 there are over 130 private plaintiff cases not involving the subdivisions filed against the Company in the Opioid MDL.
Certain opioid-related matters pending outside the Opioid MDL have been stayed or are subject to status conferences, and the parties have sought extensions or continuances in light of the settlement process.
With respect to specific non-MDL cases and proceedings, the Company has previously disclosed: (i) San Miguel Hospital Corp. d/b/a Alta Vista Regional Medical Center v. Johnson & Johnson, et al., No. 1:23-cv-00903 (D.N.M.), which case was dismissed as to Indivior on March 19, 2025. With respect to the West Virginia NAS matters, the plaintiffs filed a notice of appeal in the West Virginia Supreme Court on February 27, 2025. Briefing on this matter was completed in August 2025. As of the date of this filing, there has been no decision by the West Virginia Supreme Court.
The Company has begun its evaluation of all of the claims, believes it has meritorious defenses, and intends to vigorously defend itself in all actions that are not resolved by settlement agreements. Given the status and preliminary stage of litigation in the non-settled matters, no estimate of possible loss for those matters can be made at this time.
False Claims Act Allegations

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
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
U.K. Shareholder Claims
On September 21, 2022, certain shareholders issued representative and multiparty claims against Indivior PLC in the High Court of Justice for the Business and Property Courts of England and Wales, King’s Bench Division. The claims generally allege violations of the U.K. Financial Services and Markets Act 2000 (“FSMA 2000”) by making false or misleading statements or material omissions in public disclosures, including the 2014 Demerger Prospectus, regarding an alleged product-hopping scheme regarding the switch from SUBOXONE Tablets to SUBOXONE Film.
The representative action was struck out in December 2023 and was affirmed on appeal in January 2025. The claimants applied for permission to appeal to the Supreme Court on February 19, 2025. The Company opposed, and the court refused the application on February 27, 2025. On August 8, 2025, the claimants served their Particulars of Claim on Indivior PLC related to the multiparty action. On October 6, 2025, the Company served its Defence. The multiparty action remains pending. The first case management conference has been set for July 23-24, 2026.
The Company has begun its evaluation of the remaining claims, believes it has meritorious defenses, and intends to vigorously defend itself. Given the status and preliminary stage of the remaining litigation, no estimate of possible loss can be made at this time.
U.S. Shareholder Claims
A class action lawsuit was filed against Indivior PLC, Mark Crossley (the former CEO of the Company), and Ryan Preblick (the CFO of the Company) on August 2, 2024, alleging violations of certain U.S. federal securities laws, and the lead plaintiff filed an amended complaint on December 5, 2024, which also named Richard Simkin (the former CCO of the Company) as a defendant. The defendants moved to dismiss. On September 15, 2025, the court granted the motion to dismiss. The defendants did not file an appeal by the deadline of October 15, 2025.
Opiant Stockholder Claims
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
Plaintiffs and potential plaintiffs related to these lawsuits generally can be grouped as follows:

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
Dental MDL Plaintiffs: Approximately 2,000 of these cases, naming more than 25,000 plaintiffs, have been consolidated in multi-district litigation in the Northern District of Ohio. See In Re Suboxone (Buprenorphine/Naloxone) Film Products Liability Litigation, MDL No. 3092 (N.D. Oh.) (the “Dental MDL”).
Dental MDL Schedule A Plaintiffs: One complaint filed in the Dental MDL on June 14, 2024, attached a schedule of nearly 10,000 plaintiffs (the “Schedule A Plaintiffs”). The parties negotiated a tolling agreement for the Schedule A Plaintiffs that would permit plaintiffs’ counsel additional time to investigate issues such as whether any Indivior product was used before determining whether to file individual complaints to be coordinated with the Dental MDL. Plaintiffs have been dismissing Schedule A claimants pursuant to a mechanism provided by the court. As of February 24, 2026, the plaintiffs had reduced the number of Schedule A claimants to approximately 5,400.
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
These lawsuits and claims follow a June 2022 required revision to the Prescribing Information and Patient Medication Guide about dental problems reported in connection with buprenorphine medicines dissolved in the mouth to treat opioid use disorder, which was required by the FDA of all manufacturers of these products.
These cases are in their preliminary stages. Any bellwether trials would not occur until the fourth quarter of 2027 at the earliest.
The Company has been informed by its primary insurance carrier that defense costs for the Dental MDL should be reimbursed now that the Company's self-insurance retention has been exhausted. Additionally, the Company's primary insurance carrier and secondary carriers have issued a reservation of rights against payment of any liability costs. In the event of a liability finding, various factors could affect reimbursement or payment by insurers, if any, including (i) the scope of insurers’ purported defenses and exclusions to avoid coverage, (ii) the outcome of negotiations with insurers, (iii) delays in or avoidance of payment by insurers and (iv) the extent to which insurers may become insolvent in the future.
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
17. Stockholder's Equity
Common Stock
A summary of common stock outstanding is as follows:

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)

	Twelve Months Ended December 31,
	2025	2024	2023
Balance at beginning of year	125	137	136
Common stock issued	1	1	2
Common stock repurchased and canceled	(1)	(13)	(2)
Balance at end of year	125	125	137
The Company has one class of common stock which carries the right to one vote at stockholder meetings of the Company. Incremental costs directly attributable to the issue of common stock, net of any tax effects, are recognized as a deduction from equity. The Company does not hold any shares as treasury shares.
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

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
18. Restructuring

	Twelve Months Ended December 31,
	2025	2024
Charged to Cost of sales
Impairment of Property, Plant, and Equipment, net	$—	$8
Inventory write-downs and other	26	21
Contract termination and related expenses	18	12
Intangible Asset impairment	5	—
Sub-total: Cost of sales	48	41
Charged to Research and development
Impairment of Long-Lived Assets	15	—
Severance, legal, consulting, and other	2	—
Sub-total: Research and development	17	—
Charged to Selling, general and administrative
Severance, legal, consulting, and other	56	12
Sub-total: Selling, general and administrative	56	12
Charged to Litigation settlement
Litigation and legal costs	6	—
Sub-total: Litigation settlement	6	—
Total charges	$127	$53

Restructuring charges in 2025 related to major initiatives as part of Phase I of the Indivior Action Agenda — Generate Momentum, as well as the discontinuation of OPVEE. Within cost of sales, $48 million of charges were recorded, consisting of $39 million of charges related to the discontinuation of OPVEE and $9 million primarily related to inventory write-downs in Rest of World. The $39 million of charges related to the discontinuation of OPVEE recorded in cost of sales consisted of inventory write-downs of $17 million, expenses related to contract termination of $18 million, and the impairment of intangible assets of $5 million. Also, $73 million of charges were recognized within research and development and selling, general, and administrative expenses consisting of the impairment of long-lived assets, severance charges including headcount reductions, and consulting, legal and tax expenses. Additionally, $6 million of charges were recognized within litigation settlement related to legal and litigation settlement costs incurred as a result of the Rest of World optimization. As of December 31, 2025, remaining obligations for these restructuring costs included within accounts payable and accrued expenses on the consolidated balance sheet were $18 million for contract termination and related expenses and $36 million for severance, legal, consulting, and other corporate initiative transition costs. No additional costs are expected to be incurred.
Restructuring charges in 2024 related to the discontinuation of promotion and marketing support for PERSERIS announced in July 2024, resulting in a headcount reduction of approximately 130 employees and termination of related contract manufacturing agreements. Charges of $53 million recorded in 2024 included inventory provisions and impairment of tangible assets, contract termination costs and severance. No significant additional costs are expected to be incurred.
19. Revision of Previously Issued Financial Statements
During the first quarter of 2025, the Company identified an error in the methodology used to accrue for Indivior's share of the annual U.S. fee imposed on drug manufacturers (the "Branded Fee"). This resulted in

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
an overstatement of the Branded Fee accrual for the periods presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
The overstatement of the Branded Fee accrual did not materially impact the Company's previously issued financial statements for any of the prior quarters or the annual periods in which they occurred. However, in accordance with Staff Accounting Bulletin No. 108 of the Securities and Exchange Commission, the Company concluded that correcting the cumulative misstatement in the current period would be material to its results of operations for the quarter ended March 31, 2025. Accordingly, the Company has revised its previously issued Consolidated Financial Statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023 to correct this accrual overstatement. Additionally, the Company has revised its quarterly financial data for the three months ended March 31, June 30, September 30, 2024, and December 31, 2024, as well as Schedule 1, to reflect these revisions. A summary of the corrections to the impacted financial statement line items is presented below. An adjustment to reclassify a portion of inventories as other noncurrent assets as of December 31, 2024 and 2023 has also been reflected below.
Consolidated Balance Sheets

	As reported	Adjustment	Revised
	December 31, 2024
Inventories	$178	$(10)	$167
Current tax receivable	34	(1)	33
Total current assets	839	(12)	827
Deferred tax assets	280	(3)	277
Other noncurrent assets	29	10	39
Total assets	1,319	(4)	1,316

Accounts payable and accrued expenses	232	(16)	216
Total current liabilities	939	(16)	924
Total liabilities	1,668	(16)	1,652
Accumulated deficit	(454)	12	(443)
Total shareholders' deficit	(348)	12	(337)
Total liabilities and shareholders' deficit	$1,319	$(4)	$1,316

	December 31, 2023
Inventories	$135	$(9)	$126
Total current assets	1,266	(9)	1,257
Deferred tax assets	288	(2)	286
Other noncurrent assets	28	9	36
Total assets	1,760	(2)	1,758

Accounts payable and accrued expenses	204	(10)	195
Total current liabilities	1,290	(10)	1,281
Total liabilities	1,951	(9)	1,942
Accumulated deficit	(295)	7	(288)
Total shareholders' deficit	(191)	7	(184)
Total liabilities and shareholders' deficit	$1,760	$(2)	$1,758

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
Consolidated Statements of Operations

	As reported	Adjustment	Revised
	Year ended December 31, 2024
Selling, general and administrative expenses	$618	$(6)	$612
Total operating expenses, net	925	(6)	919
Operating income	32	6	38
Income before income taxes	14	6	20
Income tax expense	(11)	(2)	(13)
Net income	$2	$5	$7

Earnings per Share
Basic	$0.02	$0.03	$0.05
Diluted	$0.02	$0.03	$0.05

	Year ended December 31, 2023
Selling, general and administrative expenses	569	(4)	565
Total operating expenses, net	1,076	(4)	1,072
Operating loss	(156)	4	(152)
Loss before income taxes	(149)	4	(145)
Income tax benefit	20	(1)	19
Net loss	$(129)	$3	$(126)

Loss per Share
Basic	$(0.94)	$0.02	$(0.92)
Diluted	$(0.94)	$0.02	$(0.92)
The consolidated statements of comprehensive income (loss) and the consolidated statements of shareholders' deficit were also revised to reflect the net income (loss) noted above for the years ended December 31, 2024 and 2023.

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
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

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
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

Indivior PLC
Notes to the Consolidated Financial Statements
(In millions)
20. Subsequent Events
In January 2026, Indivior Pharmaceuticals, Inc., a corporation formed in Delaware in October 2025, became the ultimate parent company of Indivior PLC and its subsidiaries pursuant to a court-approved scheme of arrangement under Part 26 of the U.K. Companies Act 2006. Pursuant to the Scheme of Arrangement, each ordinary share in the capital of Indivior PLC was cancelled in exchange for one share of common stock, par value $0.001 per share, of Indivior Pharmaceuticals, Inc. After the close of market trading on January 23, 2026, the Scheme of Arrangement became effective and binding on all shareholders of Indivior PLC and Indivior PLC became a wholly-owned subsidiary of Indivior Pharmaceuticals, Inc., thereby completing the U.S. Domestication. The issuance of common stock of Indivior Pharmaceuticals, Inc. pursuant to the Scheme of Arrangement was exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. Indivior Pharmaceuticals, Inc. is the successor issuer to Indivior PLC pursuant to Rule 12g-3(a) under the Exchange Act, and Indivior Pharmaceuticals, Inc.'s common stock is therefore deemed to be registered under Section 12(b) of the Exchange Act. Indivior PLC’s ordinary shares ceased trading prior to the open of trading on January 26, 2026, and Indivior Pharmaceuticals, Inc.'s common stock began trading on Nasdaq at the start of trading on January 26, 2026 under the symbol “INDV,” which is the same symbol under which Indivior PLC ordinary shares previously traded.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Indivior Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15. a) 1., and schedule of condensed financial information of Indivior PLC as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025 appearing under Item 15, of Indivior PLC and its subsidiaries (the "Company") (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Medicaid Rebate Accruals
As described in Note 2 to the consolidated financial statements, the Company records accruals for rebates for governmental programs as a reduction of sales when the product is sold into the distribution channel. For all eligible units purchased under the Medicaid Drug Rebate Program in the U.S. (“Medicaid”), the Company pays rebates based on the Company’s average manufacturer prices and applicable supplemental agreements. Management estimates expected unit sales under Medicaid and adjusts its rebate accrual based on actual utilization, rebate rates and changes in trends in Medicaid utilization. These rebates are estimated using contracted rates, historical and estimated payer mix, historical utilization trends and payment processing time lag. Additionally, in developing estimates, management considers statutory rebate requirements, estimated patient mix, known market events or trends, channel inventory data obtained from third parties and other pertinent internal or external information. As of December 31, 2025, the Company’s accrued rebates and product returns balance was $582 million, of which a majority relates to Medicaid.
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
February 26, 2026
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on this assessment, management determined that, as of December 31, 2025, the Company maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited the Consolidated Financial Statements of the Company included in this report, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report which appears herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Indivior PLC's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Indivior PLC's disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s ICFR that occurred during the year ended December 31, 2025 that has materially affected, or is likely to materially affect, the Company’s ICFR.
Item 9B. Other Information.
During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item will be contained in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports,” or similar captions which are incorporated herein by reference.
Item 11. Executive Compensation.
Information required by this Item will be contained in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders under the captions “Stock Ownership,” “Executive Compensation,” and “Equity Compensation Plan Information,” or similar captions which are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item will be contained in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders under the captions “Executive Compensation—Compensation Tables," "Equity Compensation Plan Information," and "Securities Ownership,” or similar captions which are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item will be contained in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Party Transactions,” and "Election of Directors" or similar captions which are incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information required by this Item will be contained in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Election of Directors,” or similar captions which are incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
a)
1.Financial Statements: The following financial statements for Indivior are included in Item 8, Financial Statements and Supplementary Data:

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
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

Exhibit No.	Description
3.1	Certificate of Incorporation of Indivior Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed January 26, 2026).
3.2	Bylaws of Indivior Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed January 26, 2026).
4.2	Description of Securities registered under Section 12 of the Exchange Act (incorporated by reference to Item 8.01 of current report on Form 8-K filed January 26, 2026).
10.1†
Note Purchase Agreement, first made as of November 4, 2024, by and among by and among RBP Global Holdings Limited, Indivior Global Holdings Limited, Piper Sandler Finance LLC, as Administrative Agent and the lenders from time to time party thereto, as amended by that certain First Amendment to Note Purchase Agreement effective January 26, 2026 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed January 26, 2026).

10.2
Stipulated Order for Permanent Injunction and Equitable Monetary Relief in the United States District Court for the Western District of Virginia, Abingdon, between the Federal Trade Commission and Indivior Inc. entered November 20, 2020 (incorporated by reference to Exhibit 4.5 to Annual Report on Form 20-F filed March 6, 2024).

10.3
Final Judgment and Dismissal with Prejudice with Attorneys General of 41 states and the District of Columbia in Antitrust MDL made June 2, 2023 (incorporated by reference to Exhibit 4.25 to Annual Report on Form 20-F filed March 6, 2024).

Exhibit No.	Description
10.4	Settlement Agreement among Indivior Inc. and a class of direct purchasers made October 22, 2023 (incorporated by reference to Exhibit 4.26 to Annual Report on Form 20-F filed March 6, 2024).
10.5
Lease of Land and Buildings at Dansom Lane, Hull HU8 7DS, by and between Reckitt Benckiser Healthcare (U.K.) Limited and RB Pharmaceuticals Limited, dated December 1, 2014 (incorporated by reference to Exhibit 4.7 to registration statement on Form 20-F filed May 23, 2023).

10.6†
Master Development and Supply Agreement effective the August 1, 2023 by and between Curia New Mexico, LLC and Indivior U.K. Limited (incorporated by reference to Exhibit 4.17.2 to Annual Report on Form 20-F filed March 6, 2024).

10.7.1†
Commercial Exploitation Agreement by and between Aquestive Therapeutics (f/k/a MonoSol Rx), LLC, Reckitt Benckiser Pharmaceuticals Inc., and Indivior UK Limited dated August 15, 2008 (as amended on August 19, 2009, November 13, 2009, March 30, 2010, October 13, 2010, December 15, 2010, December 9, 2011, December 1, 2012, October 14, 2013 (by Addendum A), July 30, 2014 (by Addendum B), January 12, 2017, November 25, 2019, December 29, 2020, and March 2, 2023)(incorporated by reference to Exhibit 4.15.1 to registration statement on Form 20-F filed May 23, 2023).

10.7.2†
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

10.9†
Master Packaging and Supply Agreement effective as of October 1, 2023 by and between Sharp Packaging Services, LLC, Indivior Inc., and Indivior U.K. Limited (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 3, 2025).

10.10*	Rules of the Indivior PLC Long-Term Incentive Plan (incorporated by reference to Exhibit 4.9 to registration statement on Form 20-F filed June 5, 2023).
10.11*	Rules of the Indivior 2024 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed March 3, 2025.
10.12.1*	Indivior Pharmaceuticals, Inc. 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6.1 to current report on Form 8-K filed January 26, 2026).
10.12.2*
Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Indivior Pharmaceuticals, Inc. 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6.2 to current report on Form 8-K filed January 26, 2026).

10.12.3*
Form of Restricted Stock Unit Award Agreement under Indivior Pharmaceuticals, Inc. 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6.3 to current report on Form 8-K filed January 26, 2026).

10.12.4*
Form of Performance Stock Unit Award Agreement under Indivior Pharmaceuticals, Inc. 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6.4 to current report on Form 8-K filed January 26, 2026).

10.13*	Indivior Pharmaceuticals, Inc. Amended and Restated U.S. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed January 26, 2026).
10.14*	Amended and Restated Indivior U.K. Savings Related Share Option Plan (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed January 26, 2026).

Exhibit No.	Description
10.15*	Rules of the Indivior Group Deferred Bonus Plan (incorporated by reference to Exhibit 99.4 to registration statement on Form S-8 filed October 24, 2024).
10.16*
Omnibus Amendment to the Indivior 2024 Long-Term Incentive Plan, Indivior Long-Term Incentive Plan, Indivior Group Deferred Bonus Plan 2018 and Indivior U.K. Savings Related Share Option Plan (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed January 26, 2026).

10.17*	Indivior Pharmaceuticals, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to current report on Form 8-K filed January 26, 2026).
10.18*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed January 26, 2026).
10.19*	Form of Executive Confidentiality, Proprietary Rights and Non-Competition Agreement, (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K filed March 3, 2025).
10.20*	Employment Agreement with Joseph Ciaffoni made March 3, 2025 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 4, 2025).
10.21.1*	Employment Agreement with Mark Crossley made as of June 29, 2020 (incorporated by reference to Exhibit 10.23.1 to Annual Report on Form 10-K filed March 3, 2025).
10.21.2*	Amendment to Employment Agreement with Mark Crossley made as of April 25, 2024 (incorporated by reference to Exhibit 10.23.2 to Annual Report on Form 10-K filed March 3, 2025).
10.21.3*	Separation Agreement by and between Indivior, Inc. and Mark Crossley as of March 2, 2025 (incorporated by reference to Exhibit 10.23.3 to Annual Report on Form 10-K filed March 3, 2025).
10.22.1*	Employment Agreement dated as of January 1, 2025 by Indivior, Inc. and Ryan Preblick (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 22, 2025).
10.22.2*
Confidentiality, Proprietary Rights and Non-Competition Agreement entered into as of January 1, 2025 by Indivior, Inc. and Ryan Preblick (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 22, 2025).

10.23*#	Employment Agreement dated as of June 2, 2025 by Indivior, Inc. and Patrick A. Barry.
10.24*#	Employment Agreement dated as of January 1, 2015 by Reckitt Benckiser Pharmaceuticals, Inc. and Christian Heidbreder.
10.25*#	Employment Agreement dated as of December 6, 2021 by Indivior Inc. and Jeff Burris.
10.26*	Form of Non-Executive Director Letter of Appointment (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed July 31, 2025).
19.1	Indivior Pharmaceuticals, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Current Report on Form 8-K filed January 26, 2026).
21.1#	Subsidiaries of the Registrant
23.1#	Consent of PricewaterhouseCoopers LLP (U.S.)
31.1#	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Indivior Pharmaceuticals, Inc. Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to Current Report on Form 8-K filed January 26, 2026).
101.1#	Inline Interactive Data File
101.INS#	Inline XBRL Instance Document—this instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________
†Confidential treatment requested as to certain portions, which portions have been omitted
*Management Contract
#Filed herewith

Indivior PLC
Schedule I
(Dollars in millions)

Parent Company Information
Cash dividends and/or share repurchase programs, if any, would be made by the listed parent company. At December 31, 2025, that entity was Indivior PLC, whose primary source of income and cash flow is dividends and loans from its subsidiaries, which are restricted by our Note Purchase Agreement (see Item 8. Financial Statements—Audited Consolidated Financial Statements - Note 12. Debt). The Note Purchase Agreement contains customary negative covenants limiting these subsidiaries' ability to dividends, loans and other restricted payments, subject to certain exceptions and baskets. The stand-alone condensed financial statements of the Parent Company are presented below in accordance with SEC regulations when such restrictions exist. The 2024 and 2023 amounts have been adjusted to reflect the revision described in Note 19. Revision of Previously Issued Financial Statements. We currently anticipate we will retain future earnings for the operation, expansion and development of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.
Parent Company Condensed Statements of Net Income (Loss) and Comprehensive Loss

	Twelve Months Ended December 31,
	2025	2024	2023
Revenues	$—	$—	$—
Operating expenses	(34)	(34)	(32)
Operating loss	(34)	(34)	(32)
Equity earnings (losses) in subsidiaries	238	35	(101)
Loss before income taxes	204	1	(133)
Income tax benefit	6	6	7
Net income (loss)	210	7	(126)
Comprehensive loss	$216	$1	$(124)

Indivior PLC
Schedule I
(Dollars in millions)
Parent Company Condensed Balance Sheets

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$2	$7
Amounts due from subsidiaries	2	2
Other current assets	8	16
Total current assets	11	25
Deferred tax assets	12	13
Total assets	23	38

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	15	19
Amounts due to subsidiaries	9	9
Total current liabilities	24	28
Equity in net deficit of subsidiaries	98	339
Other non-current liabilities	—	8
Total liabilities	121	375

Stockholders' deficit
Common stock	62	62
Additional paid-in capital	112	90
Share repurchase commitment	—	(10)
Accumulated other comprehensive income	(30)	(36)
Accumulated deficit	(243)	(443)
Total stockholders' deficit	(98)	(337)
Total liabilities and stockholders' deficit	$23	$38

Indivior PLC
Schedule I
(Dollars in millions)
Parent Company Condensed Statements of Cash Flow

	Twelve Months Ended December 31,
	2025	2024	2023
Net cash used in operating activities	$(31)	$(25)	$(58)
Cash flows from investing activities:
Dividends from subsidiaries	40	190	83
Net cash provided by investing activities	40	190	83
Cash flows from financing activities:
Proceeds from the issuance of common stock	2	3	4
Shares repurchased and canceled	(11)	(173)	(33)
Other	(5)	(22)	(22)
Net cash used in financing activities	(14)	(192)	(51)
Net (decrease) increase in cash and cash equivalents	(5)	(27)	(26)
Cash and cash equivalents at beginning of period	7	34	60
Cash and cash equivalents at end of period	$2	$7	$34
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
(3) Subsequent Events
In January 2026, Indivior Pharmaceuticals, Inc. became the ultimate parent company of Indivior PLC. Accordingly, any future cash dividends and/or share repurchase programs would be made by Indivior Pharmaceuticals, Inc., whose primary source of income and cash flow will also be dividends and loans from its subsidiaries and/or external financing, subject to the same restrictions of our Note Purchase Agreement.
Item 16. Form 10–K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2026.
INDIVIOR PHARMACEUTICALS, INC. (Registrant)
By: /s/ Ryan Preblick
Ryan Preblick, Chief Financial Officer

/s/ Joseph Ciaffoni	Chief Executive Officer and Executive Director	February 26, 2026
Joseph Ciaffoni	(Principal Executive Officer)

/s/ Ryan Preblick	Chief Financial Officer	February 26, 2026
Ryan Preblick	(Principal Financial Officer)

/s/ Woodrow Anderson	Senior Vice President—Group Controller	February 26, 2026
Woodrow Anderson	(Principal Accounting Officer)

/s/ Dr. David Wheadon	Chair and Independent Non-Executive Director	February 26, 2026
Dr. David Wheadon

/s/ Dr. Keith Humphreys	Independent Non-Executive Director	February 26, 2026
Dr. Keith Humphreys

/s/ Stuart (Tony) Kingsley	Independent Non-Executive Director	February 26, 2026
Stuart (Tony) Kingsley

/s/ Daniel Ninivaggi	Independent Non-Executive Director	February 26, 2026
Daniel Ninivaggi

/s/ Barbara Ryan	Independent Non-Executive Director	February 26, 2026
Barbara Ryan

/s/ Mark Stejbach	Independent Non-Executive Director	February 26, 2026
Mark Stejbach

/s/ Juliet Thompson	Independent Non-Executive Director	February 26, 2026
Juliet Thompson