Form 10-Q
period 2026-03-31
Indivior Pharmaceuticals, Inc.
filed 2026-04-30
CIK 1625297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-37835
Indivior Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware		98-1204773
State or other jurisdiction of incorporation or organization		(I.R.S. Employer Identification No.)
10710 Midlothian Turnpike, Suite 125 North Chesterfield, VA 23235
(address of principal executive offices)(zip code)
Registrant's telephone number, including area code: (804) 379-1090

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 1, 2026, the number of shares of common stock outstanding was 121,922,058.

Important cautionary note regarding forward-looking statements
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our performance or other events or developments in the future constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, express and implied statements pertaining to the Company’s financial guidance; expected levels of future rebate payments, research and development expenses, and capital expenditures; expected future capital expenditures; potential investment or acquisition opportunities; potential future share repurchases; expectations regarding the adequacy of its current and expected future liquidity to satisfy future cash requirements; expected litigation outcomes; and statements containing the words "believe," "anticipate," "plan," "expect," "intend," "estimate," "forecast," "strategy," "target," "goal," "guidance," "outlook," "potential," "project," "priority," "may," "will," "should," "would," "could," "can," the negatives thereof, and variations thereon and similar expressions. By their nature, forward-looking statements involve risks and uncertainties as they relate to events or circumstances that may or may not occur in the future.
Actual results may differ materially from those expressed or implied in such statements because they relate to future events. For information about some of the risks and important factors that could affect our future results and financial condition, see the discussion of “Risk Factors” in our Annual Report on Form 10-K filed February 26, 2026 and our other filings with the U.S. Securities and Exchange Commission.
We have based the forward-looking statements in this report on our current expectations and beliefs concerning future events. Forward-looking statements contained in this report speak only as of the day they are made and, except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether due to new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenue	$317	$266
Cost of sales	40	44
Gross profit	277	221
Operating expenses:
Selling, general and administrative	124	133
Research and development	16	22
Total operating expenses	139	156
Operating income	137	66
Other (income) and expenses:
Interest (income)	(3)	(4)
Interest expense	7	12
Loss on debt extinguishment	18	—
Income before income taxes	115	59
Income tax expense	26	11
Net income	$89	$47

Earnings per share
Basic	$0.71	$0.38
Diluted	$0.69	$0.38
Shares used in computing earnings per share
Basic	124	124
Diluted	129	125

See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$89	$47
Other comprehensive income, net of tax
Foreign currency translation	—	1
Other comprehensive income	—	1
Total comprehensive income	$89	$49

See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Amounts in millions, except per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$175	$195
Accounts receivable, net of allowances of $3 (2026) and $4 (2025)	273	253
Inventories	152	153
Prepaid expenses	15	34
Current tax receivable	12	2
Other current assets	40	16
Total current assets	667	652
Long-term investments	27	28
Property, plant and equipment, net	157	144
Operating lease right of use assets, net	22	26
Goodwill and other intangible assets, net	2	2
Deferred tax assets	296	323
Other noncurrent assets	26	27
Total assets	$1,197	$1,201
Liabilities and stockholders' deficit
Current liabilities
Accrued rebates and product returns	$551	$582
Accounts payable and accrued expenses	178	250
Accrued litigation settlement expenses, current	14	42
Current portion of long-term debt	—	29
Operating lease liabilities, current	9	10
Income taxes payable	26	2
Total current liabilities	779	914
Long-term debt, less current portion	486	290
Accrued litigation settlement expenses, noncurrent	41	52
Operating lease liabilities, noncurrent	14	22
Other noncurrent liabilities	21	21
Total liabilities	$1,341	$1,300
Commitments and contingencies (Note 12)
Stockholders' deficit
Common stock, par value $0.001 per share (2026) and $0.50 per share (2025). Issued shares: 122 (2026) and 125 (2025)	—	62
Additional paid-in capital	165	112
Accumulated other comprehensive loss	(29)	(30)
Accumulated deficit	(280)	(243)
Total stockholders' deficit	(144)	(98)
Total liabilities and stockholders' deficit	$1,197	$1,201
See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(Amounts in millions, except per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Share repurchase commitment	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
Balance, January 1, 2026	125	$62	$112	$—	$(30)	$(243)	$(98)
Stock canceled and exchanged as part of U.S. Domestication	—	(62)	62	—	—	—	—
Net income	—	—	—	—	—	89	89
Other comprehensive income	—	—	—	—	—	—	—
Common stock issued	1	—	—	—	—	—	—
Common stock repurchased and canceled	(4)	—	—	—	—	(126)	(126)
Stock-based compensation	—	—	9	—	—	—	9
Settlement of tax on equity awards	—	—	(21)	—	—	—	(21)
Other	—	—	3	—	—	—	3
Balance, March 31, 2026	122	—	165	—	(29)	(280)	(144)

	Common Stock
	Shares	Amount	Additional paid-in capital	Share repurchase commitment	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
Balance, January 1, 2025	125	$62	$90	$(10)	$(36)	$(443)	$(337)
Net income	—	—	—	—	—	47	47
Other comprehensive income	—	—	—	—	1	—	1
Common stock issued	1	—	—	—	—	—	1
Common stock repurchased and canceled	(1)	—	—	—	—	(10)	(11)
Stock-based compensation	—	—	6	—	—	—	6
Share repurchase liability movement, net	—	—	—	10	—	—	10
Settlement of tax on equity awards	—	—	(3)	—	—	—	(3)
Balance, March 31, 2025	125	62	93	—	(35)	(406)	(285)
See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$89	$47
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2	3
Amortization of right-of-use assets	2	2
Stock-based compensation expense	9	6
Impairment of tangible and intangible assets	6	—
Loss on debt extinguishment	18	—
Deferred income taxes	27	(2)
Impact from foreign exchange movements	—	(1)
Other adjustments, net	—	1
Change in operating assets and liabilities:
Accounts receivable	(20)	11
Current inventories	(1)	5
Other current and noncurrent assets	(18)	(18)
Accrued legal and settlement expenses	(38)	(62)
Other current and noncurrent liabilities	(86)	81
Net cash (used in) provided by operating activities	(9)	75
Cash flows from investing activities:
Purchases of property and equipment	(20)	(5)
Purchases of investments in debt securities	(5)	(5)
Sales and maturities of debt securities	6	6
Net cash used in investing activities	(19)	(5)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	1
Cash paid for repurchases of common stock	(126)	(11)
Proceeds from debt, net	489	—
Repayments of debt	(333)	(4)
Transaction costs related to debt refinancing	(5)	—
Settlement of equity awards	(21)	(3)
Other	3	—
Net cash provided by (used in) financing activities	7	(17)
Net (decrease) increase in cash and cash equivalents	(20)	53
Exchange differences	—	—
Cash and cash equivalents at beginning of period	195	319
Cash and cash equivalents at end of period	$175	$372
See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
1. Business Overview, Basis of Presentation, and Recently Issued Accounting Standards
Business Overview
Indivior Pharmaceuticals, Inc. and its subsidiaries (together, "Indivior" or the "Company") is the leader in long-acting injectable treatments for opioid use disorder (OUD), Indivior is singularly focused on delivering evidence-based treatment and advancing understanding of OUD as a chronic but treatable brain disease. For more than 25 years, Indivior has revolutionized the science of addiction medicine — developing treatments that help people move toward long-term recovery with independence and dignity. Building on this heritage, we are ushering in a new era, renewing our commitment to individuals living with OUD and carrying forward what matters most: compassion, integrity, and science. Together – with science, people living with OUD, public health champions, and communities – we are powering recovery and renewing hope.
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
The U.S. domestication was accounted for as a transaction among entities under common control during the three months ended March 31, 2026 and the historical financial statements of Indivior PLC became the historical financial statements of Indivior Pharmaceuticals, Inc. As part of the common-control transaction, in the three months ended March 31, 2026 the par value of the Company's common stock was revised to reflect the change in par value from $.50 per share to $0.001 per share. The corporate reorganization had no impact to historical revenues, expenses, assets, liabilities, or cash flows.
Basis of Consolidation
The accompanying unaudited interim Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Indivior Pharmaceuticals, Inc. and its subsidiaries and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.
Certain prior‑period amounts have been reclassified to conform to the current‑period presentation. These reclassifications had no impact on previously reported net income, comprehensive income, or cash flows.
The accounting policies of the Company are consistent with those disclosed in "Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2025.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
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
Recently Adopted Accounting Standards
ASU 2025-05: Measurement of Credit Losses for Accounts Receivable and Contract Assets Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets was issued in July 2025 and allows entities to elect a practical expedient that assumes that the current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU No. 2025-05 is effective for annual and interim periods beginning after December 15, 2025. The Company adopted ASU 2025-05 effective January 1, 2026, during the interim period ended March 31, 2026, and applied the guidance on a prospective basis. The adoption of ASU 2025‑05 did not have a material impact on the Company’s condensed consolidated financial statements.
ASU 2025‑07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share‑Based Noncash Consideration from a Customer in a Revenue Contract refines the scope of derivative accounting under Topic 815 by introducing a new scope exception for certain contracts or embedded features that are not exchange traded and have underlyings based on the operations or activities specific to one of the parties to the contract. In addition, the ASU clarifies that share‑based noncash consideration received from a customer in exchange for goods or services is initially accounted for under Topic 606, Revenue from Contracts with Customers, unless and until the entity’s right to receive or retain such consideration becomes unconditional. The Company early adopted ASU 2025‑07 effective January 1, 2026, during the interim period ended March 31, 2026, and applied the guidance on a prospective basis. The adoption of ASU 2025‑07 did not have a material impact on the Company’s condensed consolidated financial statements.
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

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
2. Segment, Geographic and Other Revenue Information
The Company operates in a single operating and reportable segment for all periods presented and the CEO has been identified as the chief operating decision maker (the “CODM”). The CEO reviews the Company's financial information on a consolidated basis for purposes of allocating resources and evaluating performance. The CODM uses income from operations to measure the profitability of the segment. These amounts are reported on the Condensed Consolidated Statements of Operations. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets.
Effective in the first quarter of 2026, the Company updated the presentation of segment operating expenses provided to the CODM. Amounts previously reported separately as Sales and Marketing and General and Administrative expenses are now presented on a combined basis as Selling, General and Administrative expenses.
This change reflects how segment information is currently reviewed by the CODM. Prior‑period segment information has been recast to conform to the current‑period presentation.
The financial data provided to the CODM is as follows:

	Three Months Ended March 31,
	2026	2025
US:
SUBLOCADE*	$218	$163
Sublingual & other	50	54
PERSERIS[1]	5	4
Total U.S.	272	222
Rest of World	45	44
Net revenue	317	266
Cost of sales	40	44
Gross profit	277	221

Operating expenses:
Selling, general and administrative	124	133
Research and development	16	22
Total operating expenses	139	156
Operating income	137	66
Other (income) and expenses:
Interest (income)	(3)	(4)
Interest expense	7	12
Loss on debt extinguishment	18	—
Income before income taxes	115	59
Income tax expense	26	11
Net income	$89	$47

*Total SUBLOCADE net revenue	$232	$176
Depreciation and amortization	$2	$3
Stock-based compensation expense	$9	$6
1Marketing and promotional activities for PERSERIS were discontinued in 2024.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
Significant segment expenses within net income include cost of sales, selling, general and administrative, and research and development at the consolidated level. Other segment items within net income include operating income, interest (income), interest expense, loss on debt extinguishment, and income tax expense. Our CODM is also regularly provided depreciation and amortization and stock-based compensation expense information, both of which are presented above and are recorded within cost of sales and selling, general and administrative expenses.
Revenue recognized from performance obligations satisfied in previous periods was $28 million in the three months ended March 31, 2026 and $19 million during the three months ended March 31, 2025, respectively.
3. Income Tax
Indivior is subject to taxation in several different jurisdictions. The Company's tax provision for each period presented was calculated using a forecasted annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods are calculated as follows:

Three Months Ended March 31,
2026
Total income (loss) before income taxes	$115
Total income tax expense (benefit)	$26
Total effective tax rate	23%
On January 26, 2026, the Company completed a redomiciliation to the United States, which resulted in a change in the applicable federal statutory income tax rate from 25% to 21%.
Our income tax rate for the three months ended March 31, 2026 of 23% differs from the U.S. federal statutory rate of 21%, primarily driven by a U.K. global minimum top-up tax, disallowed expenses, and a write-off of U.K. Net Operating Losses, partially offset by U.K. innovation deductions.

Three Months Ended March 31,
2025
Total income (loss) before income taxes	$59
Total income tax expense (benefit)	$11
Total effective tax rate	19%
Our income tax rate for the three months ended March 31, 2025 at 19%, differs from the U.K. federal statutory rate of 25%, due primarily to U.K. innovation deductions and intragroup financing transactions, partially offset by a U.K. Global minimum top-up tax and stock-based compensation shortfall tax expense.
We are subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the differences between tax positions we have taken or expect to take on income tax returns and the amounts recognized in our financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within our control.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
Changes in unrecognized tax benefits are summarized as follows for the three months ended March 31, 2026.

Balance at December 31, 2025	$5
Additions for tax positions of prior years	—
Balance at March 31, 2026	$5
During the three months ended March 31, 2026 there were no material changes to the company's unrecognized tax benefit when compared to the year ended December 31, 2025.
During the three months ended March 31, 2026, the Company had a net interest and penalty release of $2 million.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations.
The Company files income tax returns in the U.S., U.K., and in various foreign, state and local jurisdictions. We are subject to tax audits in the various jurisdictions until the respective statutes of limitations expire. The Company is no longer subject to U.K. examinations by tax authorities for fiscal years before 2020 and U.S. federal income tax examinations by tax authorities for fiscal years before 2022. U.K. and U.S. state and local audits covering 2018 - 2023 are ongoing.
4. Inventories
Inventories are comprised of:

	March 31, 2026	December 31, 2025
Raw materials and consumables	$26	$31
Work in progress	59	49
Finished goods	69	75
Total Inventories, net	$154	$154
Inventory expected to be sold more than one year from the balance sheet date is classified as noncurrent inventory and recorded in other noncurrent assets on the condensed consolidated balance sheets. At March 31, 2026 and December 31, 2025, the noncurrent portion of inventory was $1 million and $2 million, respectively, and consisted primarily of raw materials and consumables.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
5. Property, Plant and Equipment, Net
A summary of property, plant and equipment is as follows:

	March 31, 2026	December 31, 2025
Land and buildings	$121	$111
Plant and equipment	76	76
Construction in progress	71	64
Gross property, plant and equipment	268	251
Less: Accumulated depreciation	(111)	(107)
Total property, plant and equipment, net	$157	$144
Property, plant and equipment impairment charges related to the corporate initiative transition of $3 million were recognized in research and development expenses in the three months ended March 31, 2026. See Note 13. Restructuring for additional details.
Capital expenditures of $3 million and $6 million were included in accounts payable and accrued expenses at March 31, 2026 and December 31, 2025, respectively.
6. Accounts Payable and Accrued Expenses

	March 31, 2026	December 31, 2025
Accounts payable	$35	$48
Accrued employee-related obligations	42	103
Accrued indirect tax and government fees	5	20
Accruals for third-party services	92	76
Accrued other expenses	4	3
Total accounts payable and accrued expenses	$178	$250
7. Accrued Litigation Settlement Expenses

	March 31, 2026			December 31, 2025
	Current	Non current	Total	Current	Non current	Total
Accrued litigation settlement expenses
Opioid litigation	14	41	55	28	52	80
Other	—	—	—	14	—	14
Total accrued litigation settlement expenses	$14	$41	$55	$42	$52	$94
Opioid litigation
The accrual of $55 million at March 31, 2026 reflects the present value of the agreed amount in a settlement between Indivior, the plaintiffs' executive committee and certain state attorneys general covering certain opioid litigation (including cases in the Opioid MDL) brought by municipalities and tribes, as well as a separate settlement with the State and subdivisions of Maryland. During the three months

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
ended March 31, 2026, payments totaling $26 million were made under the Opioid MDL settlement agreement related to obligations for 2025 and 2026.
Other
The final installment of $8 million related to an indemnity settlement with Reckitt Benckiser was paid in the three months ended March 31, 2026. The Company has no remaining obligations related to this matter.
See Note 12. Commitments and Contingencies for additional information on legal matters.
8. Debt
Convertible Senior Notes Due 2031
On March 17, 2026, the Company completed an offering of $500 million aggregate principal amount of 0.625% Convertible Senior Notes due 2031 (the "Notes"), which included an option to purchase up to an additional $50 million aggregate principal amount of the Notes granted to the initial purchasers, which was exercised in full (the "Convertible Notes Offering"). The Notes were offered at par and will mature on March 15, 2031, unless earlier converted, redeemed, or repurchased. Net proceeds to the Company were approximately $486 million, after deducting initial purchasers' discounts, commissions, and estimated offering expenses of approximately $14 million.
The Notes are senior, unsecured obligations of the Company, ranking equally in right of payment with all existing and future senior, unsecured indebtedness. The Notes are structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries. The Notes bear interest at 0.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2026. Interest expense related to the Notes is included in interest expense in the consolidated statement of operations.
Holders may convert their Notes at their option prior to the close of business on December 15, 2030, only upon satisfaction of one or more of the following conditions: (1) during any calendar quarter commencing after June 30, 2026, if the last reported sale price of the Company's common stock exceeds 130% of the conversion price of $41.66 per share for at least 20 of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter; (2) during the five business days immediately following any 10-consecutive trading day period in which the trading price per one thousand USD principal amount of Notes was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate; (3) upon the occurrence of certain corporate events or distributions on the Company's common stock; or (4) if the Company calls the Notes for redemption. On or after December 16, 2030, through the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time.
The initial conversion rate is 24.0033 shares of common stock per one thousand USD principal amount of Notes, equivalent to an initial conversion price of approximately $41.66 per share, a premium of approximately 35% to the last reported sale price of $30.86 per share on March 12, 2026. The conversion rate is subject to adjustment upon the occurrence of certain events as described in the indenture. If a fundamental change occurs or the Company exercises its optional redemption right, a higher make-whole conversion rate will apply, subject to a maximum conversion rate of 32.4044 shares per one thousand USD principal amount. The maximum number of shares of common stock issuable upon conversion of the Notes, including at the maximum make-whole conversion rate, is approximately 16,202,200 shares.
Upon conversion, the Company will satisfy its conversion obligation through combination settlement, consisting of cash equal to the lesser of (i) the aggregate principal amount of Notes being converted or (ii) the daily conversion value during the applicable 25‑trading‑day observation period based on the volume‑weighted average price (“VWAP”) of the Company’s common stock, plus shares of common stock

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
for any excess conversion value above such cash amount. The Company may also elect to settle conversions entirely in cash.
On or after March 20, 2029 and on or before the 25th scheduled trading day before the maturity date, the Company may redeem the Notes, in whole or in part, at a cash redemption price equal to the principal amount plus accrued and unpaid interest, provided that the Notes are freely tradable and the last reported sale price of the Company's common stock exceeds 130% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day immediately before the redemption notice is sent. If a fundamental change occurs, holders may require the Company to repurchase their Notes at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest.
As of March 31, 2026, the Notes were not convertible and were classified as a long-term liability on the condensed consolidated balance sheet and presented net of unamortized issuance costs of $14 million. The issuance costs are amortized to interest expense over the contractual term of the Notes. As of March 31, 2026, the effective interest rate of the Notes was 1.17%.
As of March 31, 2026, the estimated fair value of the Notes was approximately $510 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.
Repayment of Prior Indebtedness
In connection with the issuance of the Notes, the Company repaid in full all outstanding obligations of its existing Note Purchase Agreement dated November 4, 2024. The total payoff amount of $341 million was remitted, consisting of the outstanding principal balance of $333 million, $6 million of accrued interest, and the $2 million early termination fee, at which point all obligations were discharged and all associated liens and security interests were released. The repayment is accounted for as a debt extinguishment under ASC 470-50, resulting in $18 million recognized as a loss on extinguishment of debt in the condensed consolidated statement of operations for the period ended March 31, 2026.
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.
The Company’s only financial instruments which are measured at fair value on a recurring basis are equity securities. The fair value of equity securities is based on quoted market prices (Level 1 inputs) on the measurement date. The fair value of equity securities at March 31, 2026 and December 31, 2025 were nil and nil, respectively.
The fair value of corporate debt securities at March 31, 2026 and December 31, 2025 were $27 million and $28 million, respectively. The fair value of corporate debt securities held at amortized cost was calculated based on quoted market prices which would be classified as Level 1 in the fair value hierarchy above. At March 31, 2026, the Company's debt securities were held by a separate cell of an insurance company as part of an agreement to fund insurance coverage. These debt securities are classified as long-term investments on the condensed consolidated balance sheets as access to the investments is subject to contractual restrictions, regardless of the underlying investment maturity.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
The estimated fair value of debt at March 31, 2026 and December 31, 2025 were $510 million and $333 million, respectively, and were valued using Level 2 inputs based upon the quoted market prices for the same or similar debt instruments.
10. Earnings Per Share
The table below summarizes the basic and diluted earnings per share calculation for each period:

	Three Months Ended March 31,
	2026	2025
Net income	$89	$47

Basic weighted-average shares outstanding	124	124
Effect of potentially dilutive securities:
Restricted stock awards[1]	4	1
Diluted weighted-average shares outstanding	129	125

Basic earnings per share	0.71	0.38
Diluted earnings per share	0.69	0.38
1No potential shares were excluded from the diluted earnings per share computation because of their antidilutive impact in the three months ended March 31, 2026 and three months ended March 31, 2025, respectively.
The weighted average number of shares is adjusted for the number of shares granted to the extent market conditions have been met at the balance sheet date and determined using the treasury stock method.
Conditional awards of 1 million shares were granted in the three months ended March 31, 2026 and 3 million in the three months ended March 31, 2025 under the Company’s Long-Term Incentive Plan, respectively.
The Company’s 0.625% Convertible Senior Notes due 2031 are evaluated for dilution using the if‑converted method. As of March 31, 2026, based on the closing stock price compared to the conversion price of $41.66, no incremental shares were included in diluted weighted-average shares outstanding.
11. Stock-Based Payments
The Company operates three equity-settled executive and employee stock plans and two other employee plans. For stock-based payment awards, the fair value at the grant date is calculated using appropriate pricing models. The programs and related accounting are described in "Item 8. Financial Statements—Note 15. Stock-Based Payments” of our Annual Report on Form 10-K for the year ended December 31, 2025.

	Three Months Ended March 31,
	2026	2025
Compensation expense related to stock-based payments	$9	$6

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
Indivior Long-Term Incentive Plan (LTIP)
A summary of the service-based restricted stock awards and performance-based stock awards activity under the LTIP for the three months ended March 31, 2026 is presented below (values in thousands):

	Outstanding Service-Based Restricted Stock Awards	Outstanding Performance-Based Stock Awards
December 31, 2025	2,114	4,968
Granted	1,170	323
Issued	(104)	(638)
Canceled/forfeited/adjusted	(264)	(679)
March 31, 2026	2,916	3,974
The weighted average fair value per share of the service-based restricted stock awards granted was $33.46 for the three months ended March 31, 2026, based on the fair market value at the date of grant. The total fair value of restricted stock awards issued was $9 million for the three months ended March 31, 2026.
The weighted average fair value per share of the performance-based stock awards granted per award was $53.87 for the three months ended March 31, 2026, calculated using the weighted average fair market value for each of the component goals at the date of grant. Performance-based stock awards granted in the three months ended March 31, 2026 vest based on a comparison of the share performance of the Company and the share performance of Comparators within the S&P Pharmaceutical Select Index. The conditions are based on calculation of the TSR for the Company and the Comparators in the index and into what percentile the Company falls as compared to the Comparators. The vesting is as follows: a 50% payout for 25th percentile performance and a maximum 200% payout for 75th percentile performance, with interpolation in between. If Company's TSR falls below the 25th percentile of the index, none of the units will vest. The total fair value of performance-based stock awards issued was $25 million for the three months ended March 31, 2026.
Total compensation cost for unvested awards not yet recognized at March 31, 2026 was $48 million and $23 million for service-based restricted stock awards and performance-based restricted awards, respectively. We recognize compensation cost over the expected remaining weighted-average period of 2.2 years and 1.2 years for service-based restricted stock awards and performance-based stock awards, respectively.
Stock Options
The Company did not grant any stock options in the three months ended March 31, 2026. No stock options were exercised in three months ended March 31, 2026.
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

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
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
As of April 28, 2026 approximately 1,900 cases naming approximately 25,000 plaintiffs have been consolidated in multi-district litigation in the Northern District of Ohio. See In Re Suboxone (Buprenorphine/Naloxone) Film Products Liability Litigation, MDL No. 3092 (N.D. Oh.) (the "Dental MDL").
Dental MDL Schedule A Plaintiffs: one complaint filed in the Dental MDL on June 14, 2024 attached a schedule of nearly 10,000 plaintiffs (the “Schedule A Plaintiffs”). The parties negotiated a tolling agreement for the Schedule A Plaintiffs that would permit plaintiffs’ counsel additional time to investigate issues such as whether any Indivior product was used before determining whether to file individual complaints to be coordinated with the Dental MDL. Plaintiffs have been dismissing Schedule A claimants pursuant to a mechanism provided by the court. As of April 28, 2026, the plaintiffs had reduced the number of Schedule A claimants to approximately 5,300.
State Court Plaintiffs: one complaint has been filed in New Jersey state court, and the parties have agreed to toll the claims of more than 950 other individuals in Delaware, New Jersey, and Virginia. Complaints have not yet been filed on behalf of the tolled individuals.
These lawsuits and claims follow a June 2022 required revision to the Prescribing Information and Patient Medication Guide about dental problems reported in connection with buprenorphine medicines dissolved in the mouth to treat opioid use disorder, which was required by the FDA of all manufacturers of these products.
The MDL cases are in their preliminary stages. Any bellwether trials in the MDL would not occur until the end of the first quarter of 2028 at the earliest.
The Company has begun its evaluation of the claims, believes it has meritorious defenses, and intends to vigorously defend itself. Given the status and preliminary stage of litigation, no estimate of possible loss can be made at this time.
Proposed class actions based on similar allegations as in the Dental MDL, but also relating to SUBOXONE Tablets, were filed in Quebec and British Columbia against various subsidiaries of the Company, among other defendants, in April 2024. The Company has begun its evaluation of the claims, believes it has meritorious defenses, and intends to vigorously defend itself. Given the status and preliminary stage of the litigation, no estimate of possible loss can be made at this time
Civil Opioid Litigation
The Company is named as a defendant in a number of civil lawsuits alleging that manufacturers, distributors, and retailers of opioids engaged in a longstanding practice to market opioids as safe and effective for the treatment of long-term chronic pain to increase the market for opioids and their own market shares for opioids, or alleging individual personal injury claims. Most of these cases were consolidated and are pending in a federal multi-district litigation in the U.S. District Court for the Northern District of Ohio. See In re National Prescription Opiate Litigation, MDL No. 2804 (N.D. Ohio) (the “Opioid MDL”).
As previously disclosed, the Company in January 2026 finalized settlement of all cases involving (i) cities, counties and other government subdivisions of 49 states, including, in some instances, school districts and hospitals, along with the District of Columbia (DC) and (ii) a number of territories; and in 2025 finalized a separate settlement with the tribal nations (collectively, the "Master Settlement Agreements").

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
The Company separately reached a settlement in principle with Maryland as discussed below, as Maryland and its subdivisions did not join the Master Settlement Agreements. The Master Settlement Agreements include these states, DC, and certain territories along with government subdivisions (upwards of 10,000 subdivisions) and tribal nations that filed suit or never filed suit, and the parties are in the process of filing appropriate materials in the Opioid MDL to release these claims per the settlement agreement. Additionally, the Master Settlement Agreements released certain cases with similar allegations pending outside the Opioid MDL. Those cases have been dismissed or are in the process of being dismissed per the Master Settlement Agreements.
Once the process of dismissing these settled cases per the Master Settlement Agreements is completed (and if the Maryland settlement agreement in principle is finalized), the Company should be a party to only the following cases in the Opioid MDL:
•25 cases filed by private individual plaintiffs who have asserted claims relating to neonatal abstinence syndrome ("NAS"). Since a requirement by the court in the MDL to file "fact sheets" related to their cases, over 100 plaintiffs have had their cases dismissed or have dismissed their cases against the company.
•cases filed by one third party payor, one charitable organization and seven individual plaintiffs. In each of these cases the Company is not the only defendant.
The Company expects that all lawsuits outside the Opioid MDL with allegations similar to the Opioid MDL will be dismissed with the exception of the West Virginia NAS matters, where the plaintiffs filed a notice of appeal in the West Virginia Supreme Court on February 27, 2025. Briefing on this matter was completed in August 2025. As of the date of this filing, there has been no decision by the West Virginia Supreme Court.
With respect to the cases still pending that it does not anticipate will be dismissed, the Company has begun its evaluation of all of the claims, believes it has meritorious defenses, and intends to vigorously defend itself. Given the status and preliminary stage of litigation in these cases, no estimate of possible loss for those matters can be made at this time.
U.K. Shareholder Claims
On September 21, 2022, certain shareholders issued representative and multiparty claims against Indivior PLC in the High Court of Justice for the Business and Property Courts of England and Wales, King’s Bench Division. The representative action was struck out and affirmed on appeal, so only the multiparty action remains. The claims made in the multiparty actions generally allege that Indivior PLC (now known as Indivior Limited) violated the U.K. Financial Services and Markets Act 2000 (“FSMA 2000”) by making false or misleading statements or material omissions in public disclosures, including the 2014 Demerger Prospectus, regarding an alleged product-hopping scheme regarding the switch from SUBOXONE Tablets to SUBOXONE Film.
In the second half of 2025, those certain shareholders served their "Particulars of Claim" related to the multiparty action and the Company served its Defence. The parties have exchanged certain limited information related to the Particulars of Claim and the Defence since that time. The first case management conference has been set for July 23-24, 2026. The Company has begun its evaluation of the claims, believes it has meritorious defenses, and intends to vigorously defend itself. Given the status and preliminary stage of the litigation, no estimate of possible loss can be made at this time.
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

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
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
13. Restructuring
The following table summarizes restructuring activity related to major initiatives as part of Phase I of the Indivior Action Agenda — Generate Momentum for the three months ended March 31, 2026:

	Contract termination and related expenses, and impairment of long-lived assets	Severance, legal, consulting, and other corporate initiative transition costs	Total
Balance at December 31, 2025	$18	$36	$54
Charges and other	7	2	9
Payments	(8)	(15)	(23)
Balance at March 31, 2026	$17	$23	$40
Cumulative restructuring charges incurred since the inception of the program were $136 million as of March 31, 2026, of which $9 million was recognized during the three months ended March 31, 2026.$7 million of restructuring charges were recognized within research and development expenses and consisted of the impairment of long-lived assets, including $4 million primarily related to the impairment of lease right-of-use assets and $3 million of Property, plant and equipment impairment charges. The remaining $2 million of restructuring charges were recognized within selling, general and administrative expenses and primarily related to severance, legal, consulting, and other corporate initiative transition costs. No additional costs are expected to be incurred.
Outstanding liabilities related to restructuring activities are expected to be settled within the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q and with our audited consolidated financial statements, including the accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025.
As the leader in long-acting injectable treatments for opioid use disorder (OUD), Indivior is singularly focused on delivering evidence-based treatment and advancing understanding of OUD as a chronic but treatable brain disease. For more than 25 years, Indivior has revolutionized the science of addiction medicine, developing treatments that help people move toward long-term recovery with independence and dignity. Building on this heritage, Indivior is ushering in a new era, renewing our commitment to individuals living with OUD and carrying forward what matters most: compassion, integrity, and science. Together – with science, people living with OUD, public health champions, and communities – we are powering recovery and renewing hope.
Operating Results
Overview
The Company operates as one business segment, which is predominantly the development, manufacture and sale of buprenorphine-based prescription drugs for the treatment of opioid dependence and related disorders. Substantially all of our net revenue was derived from sales of SUBLOCADE and other buprenorphine-based sublingual products (including SUBOXONE Film, SUBOXONE Tablet and SUBUTEX Tablet). SUBLOCADE accounted for 73% and 66% of our net revenue for the three months ended March 31, 2026 and 2025, respectively. Other buprenorphine-based sublingual products accounted for 25% and 32% of our net revenue for the three months ended March 31, 2026 and 2025, respectively. SUBOXONE Film had an oral buprenorphine medically assisted treatment (BMAT) average share of approximately 14% and 15% in the three months ended March 31, 2026 and 2025, respectively, according to data from Symphony Health.
Recent Developments
During the three months ended March 31, 2026, the Company incurred $14 million of costs associated with the Indivior Action Agenda, primarily related to severance, real estate impairment, and consulting, legal and tax expenses. The Company has entered Phase II - Accelerate of the Action Agenda, which is designed to accelerate SUBLOCADE dispense unit growth, net revenue and grow cash flow at an even faster rate in 2026.
In February 2026, the Company announced a share repurchase program of up to $400 million with a term of up to 18 months. In the three months ended March 31, 2026, 3,974,153 shares were repurchased at an average price of $31.45 for a total of $125 million. Indivior has $275 million remaining under the program which it intends to utilize opportunistically.
During the three months ended March 31, 2026, the Company successfully completed a $500 million offering of 0.625% convertible senior notes due in 2031 which included an option to purchase up to an additional $50 million aggregate principal amount of the Notes granted to the initial purchasers, which was exercised in full. A portion of the $500 million proceeds was used to repay in full the $333 million balance of Indivior's original term loan.
For a discussion of recent developments with respect to litigation, see Note 12. Commitments and Contingencies.
Research & Development Pipeline Updates
INDV-6001 (Buprenorphine Caproate): Indivior does not intend to pursue Phase 3 development of INDV-6001 and has amended its license agreement with Alar Pharmaceuticals. Pursuant to the amendment, Alar will regain development rights to the asset and will have commercialization rights outside the U.S. Indivior will maintain exclusive commercial rights in the U.S. should Alar receive FDA approval for a commercially viable product in the future.
INDV-2000 (Rocavorexant): INDV-2000 did not meet the primary endpoint of "no treatment failure.” Following a topline evaluation of the Phase 2 proof-of-concept study data, Indivior will not be advancing INDV-2000 internally as a treatment for opioid use disorder.
However, Indivior will pursue a business development opportunity with third parties. Importantly, prospectively planned sensitivity analyses, together with converging supportive findings, identified a credible and biologically coherent signal at the 200-milligram dose. Indivior intends to continue to strengthen the data package through additional analyses, including exposure-response work and further evaluation of supportive clinical and mechanistic findings. Study findings included directional effects on polysubstance use abstinence, exploratory anxiety outcomes, and fMRI evidence consistent with modulation of relapse-related neural circuitry. INDV-2000 also demonstrated a favorable safety and tolerability profile consistent with findings from previous studies.
Results of operations
Net revenue
Net revenue growth for the three months ended March 31, 2026 as compared to the same period of 2025 was primarily driven by sales of SUBLOCADE in the U.S.

	Three Months Ended March 31,
(in millions)	2026	2025	% Change
U.S.:
SUBLOCADE*	218	163	33%
Film/other	50	54	(9)%
PERSERIS	5	4	11%
Total U.S.	272	222	22%
Rest of the World	45	44	2%
Net revenue	$317	$266	19%

*Total SUBLOCADE net revenue (U.S. and Rest of World)	$232	$176	32%
Total net revenue increased by $51 million, or 19%, and U.S. net revenue increased by $50 million, or 22%, in the three months ended March 31, 2026 as compared to the same period of 2025.
U.S. net revenue. The U.S. is our largest market. Rebates, discounts and returns and other offsets to gross revenues are reflected in net revenue. U.S. net revenue from SUBLOCADE increased by $54 million, or 33%, in the three months ended March 31, 2026, as compared to the same period in 2025, driven by dispense unit volume growth of 20% and favorable price mix. U.S. net revenue from other products declined $4 million in the three months ended March 31, 2026, reflecting lower category share in the U.S. for SUBOXONE Film, partially offset by favorable gross-to-net adjustments.
Rest of the World net revenue. In the three months ended March 31, 2026, net revenue attributable to Rest of the World of $45 million increased by $1 million as compared to the same period in 2025. Rest of World net revenues recorded in the three months ended March 31, 2026 included approximately $5 million of revenues related to Rest of World market exits that are not expected to recur at this level in future periods.
Estimates, assumptions and judgments applied to determine the provision for rebates, discounts and returns are set out in "Item 8. Financial Statements—Note 2. Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2025.
The following table provides a summary of activities with respect to accrued rebates and product returns and prompt pay discounts for the three months ended March 31, 2026 and 2025:

Accrued rebates and product returns and prompt pay discounts (in millions)	March 31, 2026	March 31, 2025
Opening balance at January 1	$585	$565
Accruals related to sales made in:
Current period	405	364
Prior period	(28)	(19)
Payments and credits	(407)	(232)
Closing balance at end of period	$555	$678
Accrued rebates and product returns include chargebacks as these are paid by Indivior. Prompt pay discounts are recorded as offsets to accounts receivable. Accrued rebates and product returns and prompt pay discounts decreased to $555 million as of March 31, 2026 from $678 million as of March 31, 2025, primarily driven by timing of rebate invoicing and payments. Specifically, Accrued rebates and product returns and prompt pay discounts were higher in the prior period ending March 31, 2025, primarily as a result of a delay in payment of approximately $100 million of government rebates due to late receipt of invoices.
Expenses

	Three Months Ended March 31,
(in millions)	2026	2025	% Change
Cost of sales	$40	$44	(10)%
Gross margin	87%	83%	4%
Operating expenses:
Selling, general and administrative	124	133	(7)%
Research and development	16	22	(28)%
Total operating expenses	139	156	(10)%
Loss on debt extinguishment	18	—	NM
Net interest expense	4	7	(45)%
Income tax expense	$26	$11	NM

Cost of sales. Cost of sales decreased $4 million, or 10%, in the three months ended March 31, 2026 as compared to the same period of 2025. The decrease was primarily driven by approximately $5 million of SUBLOCADE revenues recognized in the first quarter of 2026 with no corresponding cost of sales, as the related inventory had been fully written down in prior periods.
Gross margin, which we define as gross profit divided by net revenue, was 87% in the three months ended March 31, 2026, as compared to 83% in the same period of 2025. The changes were primarily driven by the growth in SUBLOCADE volume, channel mix, and the benefit of changes in estimate related to rebate accruals.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $9 million, or 7%, in the three months ended March 31, 2026 as compared to the same period of 2025. The overall decrease in selling, general and administrative expenses was primarily driven by headcount reductions and other savings related to the Indivior Action Agenda, partly offset by investments in U.S. SUBLOCADE marketing.
Research and development expenses. Research and development expenses decreased by $6 million, or 28%, in the three months ended March 31, 2026 as compared to the same period of 2025. Research and development expenses in the three months ended March 31, 2026 included the impact of $7 million of real estate consolidation costs related to the Indivior Action Agenda. Excluding these impacts, lower research and development costs in the three months ended March 31, 2026 primarily reflect reprioritization of pipeline activities and restructuring benefits associated with the Indivior Action Agenda.
As discussed in the Research & Development Pipeline Updates section above, the Company does not intend to pursue Phase 3 development of INDV-6001 and also will not be advancing INDV-2000 internally. As a result, Research and development activities are expected to decrease in future periods.
Loss on extinguishment of debt. Loss on extinguishment of debt in the three months ended March 31, 2026 includes $18 million of costs incurred in connection with the full repayment of the Company's Note Purchase Agreement.
Net interest expense. Net interest expense was $4 million in the three months ended March 31, 2026 as compared to net interest expense of $7 million in the three months ended March 31, 2025. The decrease in interest expense reflects the lower interest cost of the Convertible Notes compared to the Company's previous Note Purchase Agreement.
Income tax expense. On January 26, 2026, the Company completed a redomiciliation to the United States, which resulted in a change in the applicable federal statutory income tax rate from 25% to 21%. Income tax expense of $26 million in the three months ended March 31, 2026 resulted in an effective tax rate of 23%, primarily driven by a U.K. global minimum top-up tax, disallowed expenses, and a write-off of U.K. Net Operating Losses, partially offset by U.K. innovation deductions. Income tax expense of $11 million in the three months ended March 31, 2025, resulted in an effective tax rate of 19%, primarily driven by benefits from U.K. innovation deductions and intragroup financing transactions, partially offset by a U.K. global minimum top-up tax and stock-based compensation shortfall tax expense.
Liquidity and Capital Resources
Overview
The Company's financial condition is summarized as follows:

(In millions)	March 31, 2026	December 31, 2025
Financial assets:
Cash and cash equivalents	$175	$195
Investments - short-term	—	—
Investments - long-term	27	28
Total cash and investments	$201	$222
Borrowings:
Short-term borrowings	$—	$29
Long-term borrowings	$486	$290

Cash flows

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$(9)	$75
Investing activities	(19)	(5)
Financing activities	$7	$(17)
Operating activities
Net cash used in operating activities was $9 million during the three months ended March 31, 2026, compared to net cash provided by operating activities of $75 million in the same period of 2025, a decrease of $84 million. Net cash used in operating activities in the three months ended March 31, 2026 primarily reflected litigation settlement payments of $34 million and the timing of tax and operational payments, partly driven by streamlining actions taken under the Indivior Action agenda, including the Rest of World optimization. These uses of cash were partially offset by cash generated from operations. Net cash provided by operating activities in the three months ending March 31, 2025 benefited from the timing of receipt of approximately $100 million in government rebate invoices, partially offset by litigation settlement payments.
Investing activities
Net cash used in investing activities was $19 million and $5 million in the three months ended March 31, 2026 and 2025, respectively, an increase of $14 million. The change is driven by an increase in capital expenditures in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, and was primarily related to construction of the Company’s new wholly-owned manufacturing facility for SUBLOCADE located in Raleigh, North Carolina.
We expect approximately $20 million to $30 million of capital expenditures for the full year 2026, primarily related to the Raleigh, North Carolina manufacturing facility.
Financing activities
Net cash provided by financing activities in the three months ended March 31, 2026 was $7 million, as compared to cash used in financing activities of $17 million in the same period of 2025. The change primarily reflects $151 million net cash inflows related to the issuance of the Convertible Notes and payoff in full of the previous term loan in the three months ended March 31, 2026, partly offset by higher cash outflows for shares repurchased and canceled of $115 million as well as cash outflows for the settlement of tax on equity awards.
During the three months ended March 31, 2026, the Company successfully completed a $500 million offering of 0.625% convertible senior notes due in 2031 which included an option to purchase up to an additional $50 million aggregate principal amount of the Notes granted to the initial purchasers, which was exercised in full. A portion of the $500 million proceeds was used to repay in full the $333 million balance of Indivior's original term loan. See Item 1. Financial Statements—Note 8. Debt for more details.
During the three months ended March 31, 2026, the Company announced a $400 million share repurchase program and purchased approximately 4 million shares for total cash outflows of $125 million. The program runs through mid-2027.
Current Liabilities
Our current liabilities exceed our current assets by $111 million and total liabilities exceed our total assets by $144 million. The Company sustains negative working capital because of the timing of rebate payments relative to the collection of accounts receivable.
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
Capital Expenditures

	Three Months Ended March 31,
(in millions)	2026	2025
Purchases of property and equipment	$20	$5
The Company’s capital expenditures primarily reflect investments in the new Raleigh, North Carolina manufacturing facility for SUBLOCADE.
Contractual Obligations
Our contractual obligations as of March 31, 2026 that require material cash requirements in the future consist of debt repayments, litigation settlements, commercial commitments related to contract manufacturing and supply of materials, capital expenditures, lease and employee-related obligations, and contractual milestones. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2025. With the exception of the impacts on the timing and amounts of debt repayments following the issuance of Convertible Senior Notes that mature in 2031 and repayment of debt under the Note Purchase Agreement, no material changes to our contractual obligations have occurred beyond the ordinary course of business as of March 31, 2026.
Trend Information
For a discussion of trend information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results.”
Critical Accounting Estimates
Our significant accounting policies, which include management’s estimates and judgments, are included in "Item 1. Financial Statements - Note 2 Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2025. No significant changes to our accounting policies occurred during the quarter ended March 31, 2026. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates is included in the Critical Accounting Estimates section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures of Indivior Pharmaceuticals, Inc. were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting ("ICFR", as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
The descriptions of our litigation and regulatory matters, and other matters, contained in Item 1. Financial Statements—Unaudited Condensed Consolidated Financial Statements - Note 12. Commitments and Contingencies to our financial statements are incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 with the exception that the following risk factors are removed: “Our term loan contains covenants that limit our ability to plan for or respond to changes in our business,” and “Clinical trials for the development of products may be unsuccessful.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Shares of common stock repurchased by the Company during the quarter ended March 31, 2026, were as follows:

Period	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
Jan. 1 to Jan. 31	—	—	—	$—
Feb. 1 to Feb. 28	—	—	—	$400
Mar. 1 to Mar. 31	3,974,153	$31.45	3,974,153	$275
(1)Reflects the dollar value of shares in millions that might be repurchased under the $400 million authority announced by the Board of Directors and announced on February 26, 2026.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) During the quarter ended March 31, 2026, three officers or directors adopted Rule 10b5-1 trading plans intended to satisfy the affirmative defense of Rule 10b5-1(c): (i) Jeffrey Burris, Chief Legal Officer, adopted a plan on March 13, 2026, covering 50,000 shares to be sold under the plan, that expires at the close of business on March 4, 2027; (ii) Christian Heidbreder, Chief Scientific Officer, adopted a plan on March 13, 2026, covering 55,758 shares to be sold under the plan, that expires at the close of business on August 31, 2026; and (iii) Ryan Preblick, Chief Financial Officer, adopted a plan on March 6, 2026, covering 36,000 shares to be sold under the plan, that expires at the close of business on October 30, 2026.

In connection with the Convertible Notes Offering, each of these persons entered into customary "lock-up" agreements in favor of the Company's investment bankers which prohibit these insiders from, among other things, selling any Company shares until after May 11, 2026; notwithstanding the entry into the 10b5-1 plans, no sales will be made until after May 11, 2026.
Item 6. Exhibits.
(d) See Exhibit Index below.

Exhibit No.	Description
3.1	Certificate of Incorporation of Indivior Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed January 26, 2026).
3.2	Bylaws of Indivior Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed January 26, 2026).
4.1
Indenture, dated as of March 17, 2026, between Indivior Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed March 17, 2026).

4.2	Form of certificate representing 0.625% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1).
10.1*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed January 26, 2026).
10.2*
Omnibus Amendment to the Indivior 2024 Long-Term Incentive Plan, Indivior Long-Term Incentive Plan, Indivior Group Deferred Bonus Plan 2018 and Indivior U.K. Savings Related Share Option Plan (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed January 26, 2026).

10.3*	Amended and Restated Indivior U.K. Savings Related Share Option Plan (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed January 26, 2026).
10.4*	Indivior Pharmaceuticals, Inc. Amended and Restated U.S. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed January 26, 2026).
10.5*	Indivior Pharmaceuticals, Inc. 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6.1 to current report on Form 8-K filed January 26, 2026).
10.6*
Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Indivior Pharmaceuticals, Inc. 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6.2 to current report on Form 8-K filed January 26, 2026).

10.7*
Form of Restricted Stock Unit Award Agreement under the Indivior Pharmaceuticals, Inc. 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6.3 to current report on Form 8-K filed January 26, 2026).

10.8*
Form of Performance Stock Unit Award Agreement under the Indivior Pharmaceuticals, Inc. 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6.4 to current report on Form 8-K filed January 26, 2026).

10.9*	Indivior Pharmaceuticals, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to current report on Form 8-K filed January 26, 2026).
10.10
Note Purchase Agreement, first made as of November 4, 2024, by and among RBP Global Holdings Limited, Indivior Global Holdings Limited, Piper Sandler Finance LLC, as Administrative Agent and the lenders from time to time party thereto, as amended by that certain First Amendment to Note Purchase Agreement effective January 26, 2026 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed January 26, 2026).

31.1#	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2†	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.1#	Inline Interactive Data File
101.INS#	Inline XBRL Instance Document—this instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
April 30, 2026