Form 10-Q
period 2026-06-30
Indivior Pharmaceuticals, Inc.
filed 2026-08-03
CIK 1625297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2026, the number of shares of common stock outstanding was 118,013,649.

Important cautionary note regarding forward-looking statements
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our performance or other events or developments in the future constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, express and implied statements pertaining to the Company’s financial guidance; expected levels of future rebate payments, research and development expenses; expected future capital expenditures; potential future share repurchases; anticipated benefits of the proposed merger with Supernus, the expected timing of completion of the proposed merger, estimated costs associated with the proposed merger; expectations regarding the adequacy of the Company’s current and expected future liquidity to satisfy future cash requirements; expected litigation outcomes; and statements containing the words "believe," "anticipate," "plan," "expect," "intend," "estimate," "forecast," "strategy," "target," "goal," "guidance," "outlook," "potential," "project," "priority," "may," "will," "should," "would," "could," "can," the negatives thereof, and variations thereon and similar expressions. By their nature, forward-looking statements involve risks and uncertainties as they relate to events or circumstances that may or may not occur in the future.
Actual results may differ materially from those expressed or implied in these forward-looking statements due to a number of factors, including but not limited to: lower than expected future sales of our products; greater than expected impacts from competition; and unanticipated costs including the effects of potential tariffs and potential retaliatory tariffs; market conditions; the decisions of third parties outside of our control with respect to potential business development opportunities; the risk that the proposed merger with Supernus may not be completed on the anticipated timeline or at all; the failure to obtain required stockholder or regulatory approvals for the merger, or the imposition of conditions in connection with such approvals; the risk that the anticipated benefits, synergies, growth, profitability, cash flow generation and earnings accretion of the merger are not realized or are realized more slowly than expected; and risks relating to the integration of the two businesses. For additional information about some of the risks and important factors that could affect our future results and financial condition, see “Important Cautionary Note Regarding Forward-looking Statements” and "Risk Factors" in Indivior's Annual Report on Form 10-K filed February 26, 2026, in Part II Item 1A of this report, and in our other filings with the U.S. Securities and Exchange Commission.
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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$343	$302	$660	$568
Cost of sales	50	52	90	96
Gross profit	294	250	570	472
Operating expenses:
Selling, general and administrative	122	158	245	291
Research and development	12	21	28	43
Total operating expenses	134	179	273	334
Operating income	160	72	297	138
Other (income) and expenses:
Interest (income)	(3)	(6)	(5)	(10)
Interest expense	2	15	9	27
Loss on debt extinguishment	—	—	18	—
Income before income taxes	160	62	276	121
Income tax expense	38	44	65	56
Net income	$122	$18	$211	$65

Earnings per share
Basic	$1.02	$0.15	$1.73	$0.53
Diluted	$0.98	$0.14	$1.67	$0.52
Shares used in computing earnings per share
Basic	119	125	122	125
Diluted	124	126	127	125

See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$122	$18	$211	$65
Other comprehensive income, net of tax
Foreign currency translation	1	2	1	3
Other comprehensive income	1	2	1	3
Total comprehensive income	$123	$20	$212	$69

See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Amounts in millions, except per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$222	$195
Accounts receivable, net of allowances of $3 (2026) and $4 (2025)	271	253
Inventories	150	153
Prepaid expenses	14	34
Current tax receivable	16	2
Other current assets	54	16
Total current assets	725	652
Long-term investments	27	28
Property, plant and equipment, net	162	144
Operating lease right of use assets, net	21	26
Goodwill and other intangible assets, net	2	2
Deferred tax assets	271	323
Other noncurrent assets	24	27
Total assets	$1,233	$1,201
Liabilities and stockholders' deficit
Current liabilities
Accrued rebates and product returns	$610	$582
Accounts payable and accrued expenses	206	250
Accrued litigation settlement expenses, current	14	42
Current portion of long-term debt	—	29
Operating lease liabilities, current	9	10
Income taxes payable	30	2
Total current liabilities	868	914
Long-term debt, less current portion	487	290
Accrued litigation settlement expenses, noncurrent	42	52
Operating lease liabilities, noncurrent	13	22
Other noncurrent liabilities	31	21
Total liabilities	$1,441	$1,300
Commitments and contingencies (Note 13)
Stockholders' deficit
Common stock, par value $0.001 per share (2026) and $0.50 per share (2025). Issued shares: 118 (2026) and 125 (2025)	—	62
Additional paid-in capital	155	112
Accumulated other comprehensive loss	(28)	(30)
Accumulated deficit	(334)	(243)
Total stockholders' deficit	(208)	(98)
Total liabilities and stockholders' deficit	$1,233	$1,201
See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(Amounts in millions, except per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Share repurchase commitment	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
Balance, January 1, 2026	125	$62	$112	$—	$(30)	$(243)	$(98)
Stock canceled and exchanged as part of U.S. Domestication	—	(62)	62	—	—	—	—
Net income	—	—	—	—	—	89	89
Other comprehensive income	—	—	—	—	—	—	—
Common stock issued	1	—	—	—	—	—	—
Common stock repurchased and canceled	(4)	—	—	—	—	(126)	(126)
Stock-based compensation	—	—	9	—	—	—	9
Settlement of tax on equity awards	—	—	(21)	—	—	—	(21)
Other	—	—	3	—	—	—	3
Balance, March 31, 2026	122	—	165	—	(29)	(280)	(144)
Net income	—	—	—	—	—	122	122
Other comprehensive income	—	—	—	—	1	—	1
Common stock issued	1	—	—	—	—	—	—
Common stock repurchased and canceled	(5)	—	—	—	—	(176)	(176)
Stock-based compensation	—	—	11	—	—	—	11
Settlement of tax on equity awards	—	—	(24)	—	—	—	(24)
Other	—	—	2	—	—	—	2
Balance, June 30, 2026	118	—	155	—	(28)	(334)	(208)

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(Amounts in millions, except per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Share repurchase commitment	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
Balance, January 1, 2025	125	$62	$90	$(10)	$(36)	$(443)	$(337)
Net income	—	—	—	—	—	47	47
Other comprehensive income	—	—	—	—	1	—	1
Common stock issued	1	—	—	—	—	—	1
Common stock repurchased and canceled	(1)	—	—	—	—	(10)	(11)
Stock-based compensation	—	—	6	—	—	—	6
Share repurchase liability movement, net	—	—	—	10	—	—	10
Settlement of tax on equity awards	—	—	(3)	—	—	—	(3)
Balance, March 31, 2025	125	62	93	—	(35)	(406)	(285)
Net income	—	—	—	—	—	18	18
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation	—	—	8	—	—	—	8
Balance, June 30, 2025	125	62	101	—	(33)	(388)	(257)
See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$211	$65
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4	5
Amortization of right-of-use assets	3	5
Stock-based compensation	20	14
Impairment of tangible and intangible assets	8	—
Loss on debt extinguishment	18	—
Unrealized loss on equity investments	—	1
Deferred income taxes	52	7
Impact from foreign exchange movements	1	(5)
Amortization of debt issuance costs	1	—
Other adjustments, net	—	1
Change in operating assets and liabilities:
Accounts receivable	(17)	15
Current inventories	3	22
Other current and noncurrent assets	(35)	31
Accrued legal and settlement expenses	(37)	(60)
Other current and noncurrent liabilities	(13)	131
Net cash provided by operating activities	220	233
Cash flows from investing activities:
Purchases of property and equipment	(27)	(22)
Purchases of in-process research and development and intangible assets	—	(1)
Purchases of investments in debt securities	(8)	(11)
Sales and maturities of debt securities	9	11
Net cash used in investing activities	(27)	(22)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	1
Cash paid for repurchases of common stock	(302)	(11)
Proceeds from debt, net	489	—
Repayments of debt	(333)	(8)
Transaction costs related to debt refinancing	(5)	—
Settlement of equity awards	(21)	(3)
Other	5	—
Net cash used in financing activities	(166)	(22)
Net increase in cash and cash equivalents	28	189
Exchange differences	—	1
Cash and cash equivalents at beginning of period	195	319
Cash and cash equivalents at end of period	$222	$510
See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)

1. Business Overview, Basis of Presentation, and Recently Issued Accounting Standards
Business Overview
Indivior Pharmaceuticals, Inc. and its subsidiaries (together, "Indivior" or the "Company") is the market leader in long-acting injectable medications for opioid use disorder (OUD). The Company's core products include SUBLOCADE (buprenorphine extended-release monthly injection) and SUBOXONE Film (buprenorphine and naloxone sublingual film), both of which are treatments for OUD.
Basis of Presentation
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
The accounting policies of the Company are consistent with those disclosed in "Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies" of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
Recently Adopted Accounting Standards
ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, was issued in November 2024 and clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or debt extinguishments. ASU 2024-04 is effective for annual and interim periods beginning after December 15, 2025. The Company adopted ASU 2024-04 effective January 1, 2026 and applied the guidance on a prospective basis. The adoption of ASU 2024-04 did not have a material impact on the Company's condensed consolidated financial statements.
ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets was issued in July 2025 and allows entities to elect a practical expedient that assumes that the current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU No. 2025-05 is effective for annual and interim periods beginning after December 15, 2025. The Company adopted ASU 2025-05 effective January 1, 2026 and applied the guidance on a prospective basis. The adoption of ASU 2025‑05 did not have a material impact on the Company’s condensed consolidated financial statements.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
ASU 2025‑07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share‑Based Noncash Consideration from a Customer in a Revenue Contract refines the scope of derivative accounting under Topic 815 by introducing a new scope exception for certain contracts or embedded features that are not exchange traded and have underlyings based on the operations or activities specific to one of the parties to the contract. In addition, the ASU clarifies that share‑based noncash consideration received from a customer in exchange for goods or services is initially accounted for under Topic 606, Revenue from Contracts with Customers, unless and until the entity’s right to receive or retain such consideration becomes unconditional. The Company early adopted ASU 2025‑07 effective January 1, 2026 and applied the guidance on a prospective basis. The adoption of ASU 2025‑07 did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses (as clarified by ASU 2025-01) was issued in November 2024, requires disclosure of specified information about certain costs and expenses in the notes to the financial statements and is required to be applied by the Company for annual periods beginning after December 31, 2026 and interim periods beginning after December 15, 2027. As this accounting standard only impacts disclosures, it is not expected to have a material impact on the Company’s financial statements.
ASU No. 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software was issued in September 2025 and removes all references to software development project stages. Software capitalization will begin when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027. The guidance may be applied on a prospective basis, a modified transition approach or a retrospective transition approach and allows for early adoption. Adoption is not expected to have a material impact on the Company's financial statements.
2. Segment, Geographic and Other Revenue Information
The Company operates in a single operating and reportable segment for all periods presented and the Chief Executive Officer has been identified as the chief operating decision maker (the “CODM”). The CODM reviews the Company's financial information on a consolidated basis for purposes of allocating resources and evaluating performance. The CODM uses income from operations to measure the profitability of the segment. These amounts are reported on the Condensed Consolidated Statements of Operations. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets.
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

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
The financial data provided to the CODM is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
US:
SUBLOCADE*	$238	$195	$455	$359
Sublingual & other	57	52	107	107
PERSERIS[1]	5	8	10	12
Total U.S.	300	256	572	478
Rest of World	43	46	88	90
Net revenue	343	302	660	568
Cost of sales	50	52	90	96
Gross profit	294	250	570	472

Operating expenses:
Selling, general and administrative	122	158	245	291
Research and development	12	21	28	43
Total operating expenses	134	179	273	334
Operating income	160	72	297	138
Other (income) and expenses:
Interest (income)	(3)	(6)	(5)	(10)
Interest expense	2	15	9	27
Loss on debt extinguishment	—	—	18	—
Income before income taxes	160	62	276	121
Income tax expense	38	44	65	56
Net income	$122	$18	$211	$65

*Total SUBLOCADE net revenue	$253	$209	$486	$385
Depreciation and amortization	$2	$3	$4	$5
Stock-based compensation expense	$11	$8	$20	$14
1Marketing and promotional activities for PERSERIS were discontinued in 2024.

Significant segment expenses within net income include cost of sales, selling, general and administrative, and research and development at the consolidated level. Other segment items within net income include operating income, interest (income), interest expense, loss on debt extinguishment, and income tax expense. The Company's CODM is also regularly provided depreciation and amortization and stock-based compensation expense information, both of which are presented above and are recorded within cost of sales and selling, general and administrative expenses.
Revenue recognized from performance obligations satisfied in previous periods was $36 million and $64 million in the three and six months ended June 30, 2026 and $26 million and $45 million during the three and six months ended June 30, 2025, respectively.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
3. Income Tax
Indivior is subject to taxation in several different jurisdictions. The Company's tax provision for each period presented was calculated using a forecasted annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods are calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Total income before income taxes	$160	$276
Total income tax expense	38	65
Total effective tax rate	24%	23%
On January 26, 2026, the Company completed a redomiciliation to the United States, which resulted in a change in the applicable statutory income tax rate from the U.K. rate of 25% to the U.S. federal statutory rate of 21%.
The Company's income tax rate for the three and six months ended June 30, 2026 of 24% and 23%, respectively differs from the U.S. federal statutory rate of 21%, primarily driven by a U.K. global minimum top-up tax, disallowed expenses, and a write-off of U.K. Net Operating Losses, partially offset by U.K. innovation deductions.

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Total income before income taxes	$62	$121
Total income tax expense	44	56
Total effective tax rate	71%	46%
The Company's income tax rate for the three months ended June 30, 2025 of 71% differs from the U.K. federal statutory rate of 25%, primarily due to a tax reserve on a U.K. HMRC settlement which became probable during the quarter, partially offset by U.K. innovation deductions. The HMRC settlement relates to aspects of prior years' intercompany financing arrangements and is not expected to impact our future tax rates.
The Company's income tax rate for the six months ended June 30, 2025 of 46% differs from the U.K. federal statutory rate of 25%, primarily due to a tax reserve on a U.K. HMRC settlement which became probable during the quarter, U.K. global minimum top-up tax, share based compensation shortfall tax expense and a valuation allowance against corporate interest limitation carryforwards, partially offset by U.K. innovation deductions and intragroup financing transactions.
The Company is subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the differences between tax positions the Company has taken or expect to take on income tax returns and the amounts recognized in its financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the Company's control.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
Changes in unrecognized tax benefits are summarized as follows for the six months ended June 30, 2026.

Balance at December 31, 2025	$5
Additions for tax positions of prior years	—
Balance at June 30, 2026	$5
During the three months ended June 30, 2026 there were no material changes to the Company's unrecognized tax benefit when compared to the year ended December 31, 2025.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations.
The Company files income tax returns in the U.S., U.K., and in various foreign, state and local jurisdictions. The Company is subject to tax audits in the various jurisdictions until the respective statutes of limitations expire. The Company is no longer subject to U.K. examinations by tax authorities for fiscal years before 2020 and U.S. federal income tax examinations by tax authorities for fiscal years before 2022. U.K. and U.S. state and local audits covering 2018 - 2023 are ongoing.
4. Inventories
Inventories consist of the following:

	June 30, 2026	December 31, 2025
Raw materials and consumables	$30	$31
Work in progress	40	49
Finished goods	81	75
Total Inventories, net	$152	$154
Inventory expected to be sold more than one year from the balance sheet date is classified as noncurrent inventory and recorded in other noncurrent assets on the condensed consolidated balance sheets. At June 30, 2026 and December 31, 2025, the noncurrent portion of inventory was $2 million and $2 million, respectively, and consisted primarily of raw materials and consumables.
5. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following:

	June 30, 2026	December 31, 2025
Land and buildings	$90	$111
Plant and equipment	69	76
Construction in progress	70	64
Gross property, plant and equipment	230	251
Less: Accumulated depreciation	(68)	(107)
Total property, plant and equipment, net	$162	$144
Capital expenditures of $4 million and $6 million were included in accounts payable and accrued expenses at June 30, 2026 and December 31, 2025, respectively.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
6. Accounts Payable and Accrued Expenses

	June 30, 2026	December 31, 2025
Accounts payable	$30	$48
Accrued employee-related obligations	71	103
Accrued indirect tax and government fees	5	20
Accruals for third-party services	85	76
Accrued other expenses	15	3
Total accounts payable and accrued expenses	$206	$250
7. Accrued Litigation Settlement Expenses

	June 30, 2026			December 31, 2025
	Current	Non current	Total	Current	Non current	Total
Accrued litigation settlement expenses
Opioid litigation	14	42	56	28	52	80
Other	—	—	—	14	—	14
Total accrued litigation settlement expenses	$14	$42	$56	$42	$52	$94
Opioid litigation
The accrual of $56 million at June 30, 2026 reflects the present value of the agreed amount in a settlement between Indivior, the plaintiffs' executive committee and certain state attorneys general covering certain opioid litigation (including cases in the Opioid MDL) brought by municipalities and tribes, as well as a separate settlement with the State and subdivisions of Maryland. During the six months ended June 30, 2026, payments totaling $26 million were made under the Opioid MDL settlement agreement related to obligations for 2025 and 2026.
Other
The final installment of $8 million related to an indemnity settlement with Reckitt Benckiser was paid in the six months ended June 30, 2026. The Company has no remaining obligations related to this matter.
See Note 13. Commitments and Contingencies for additional information on legal matters.
8. Debt
Convertible Senior Notes Due 2031
On March 17, 2026, the Company completed an offering of $500 million aggregate principal amount of 0.625% Convertible Senior Notes due 2031 (the "Notes"), which included an option to purchase up to an additional $50 million aggregate principal amount of the Notes granted to the initial purchasers, which was exercised in full (the "Convertible Notes Offering"). The Notes were offered at par and will mature on March 15, 2031, unless earlier converted, redeemed, or repurchased. At issuance, net proceeds to the Company were approximately $486 million, after deducting initial purchasers' discounts, commissions, and estimated offering expenses of approximately $14 million.
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
Upon conversion, the Company will satisfy its conversion obligation through combination settlement, consisting of cash equal to the lesser of (i) the aggregate principal amount of Notes being converted or (ii) the daily conversion value during the applicable 25‑trading‑day observation period based on the volume‑weighted average price (“VWAP”) of the Company’s common stock, plus shares of common stock for any excess conversion value above such cash amount. The Company may also elect to settle conversions entirely in cash.
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
As of June 30, 2026, the carrying value of the Notes was $487 million, net of unamortized issuance costs of $13 million, and the effective interest rate of the Notes was 1.17%. As of June 30, 2026, the Notes were not convertible and were classified as a long-term liability on the condensed consolidated balance sheet.
Repayment of Prior Indebtedness
In March 2026, the Company used a portion of the proceeds from the Notes to repay in full the $333 million outstanding balance under its Note Purchase Agreement dated November 4, 2024, resulting in an $18 million loss on debt extinguishment recognized in the condensed consolidated statement of operations for the six months ended June 30, 2026.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
9. Financial Instruments and Fair Value Measurements
Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt, investments in debt securities. The carrying value of these financial instruments, excluding debt instruments and the Company’s investments in corporate debt and equity securities, approximates fair value because of the short-term nature of these instruments.
The following three levels of inputs are used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.
The fair value of debt securities at June 30, 2026 and December 31, 2025 was $27 million and $28 million, respectively. The fair value of debt securities held at amortized cost was calculated based on quoted market prices which would be classified as Level 1 in the fair value hierarchy above. At June 30, 2026, the Company's debt securities were held by a separate cell of an insurance company as part of an agreement to fund insurance coverage. These debt securities are classified as long-term investments on the condensed consolidated balance sheets as access to the investments is subject to contractual restrictions, regardless of the underlying investment maturity.
The estimated fair value of the Convertible Senior Notes due 2031 at June 30, 2026 was approximately $607 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.
10. Earnings Per Share
The table below summarizes the basic and diluted earnings per share calculation for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$122	$18	$211	$65

Basic weighted-average shares outstanding	119	125	122	125
Effect of potentially dilutive securities:
Restricted stock awards[1]	5	1	5	1
Diluted weighted-average shares outstanding	124	126	127	125

Basic earnings per share	1.02	0.15	1.73	0.53
Diluted earnings per share	0.98	0.14	1.67	0.52
1No potential shares were excluded from the diluted earnings per share computation because of their antidilutive impact in the three and six months ended June 30, 2026 and three and six months ended June 30, 2025, respectively.
The weighted average number of shares is adjusted for the number of shares granted to the extent market conditions have been met at the balance sheet date and determined using the treasury stock method.
The Notes are evaluated for dilution using the if‑converted method. For the three and six months ended June 30, 2026, as the average market price of the Company's common stock did not exceed the conversion price of $41.66, no incremental shares were included in diluted weighted-average shares outstanding.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
11. Stockholders' Equity
Share Repurchase Program
In February 2026, the Company's Board of Directors authorized a share repurchase program of up to $400 million of the Company’s common stock over a period of up to 18 months. Repurchases may be made from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase arrangements or other transactions, subject to market conditions, applicable legal requirements and other relevant factors.
During the three months ended March 31, 2026, the Company repurchased 3,974,153 shares of its common stock at an average price of $31.45 per share for total consideration of $125 million.
On May 1, 2026, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") to repurchase $175 million of the Company’s common stock under the $400 million share repurchase program described above. Pursuant to the terms of the ASR Agreement, the Company made an up-front payment totaling $175 million and received an initial delivery of 3,717,473 shares. The initial share delivery represented approximately 80 percent of the total shares expected to be repurchased under the ASR Agreement. The final number of shares repurchased under the ASR Agreement was determined based on the volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, subject to adjustments in accordance with the terms of the agreement. The Company received additional settlement deliveries of 281,207 shares on June 1, 2026 and 665,860 shares on June 2, 2026, and the ASR Agreement was settled on June 2, 2026. In total, the Company repurchased 4,664,540 shares under the ASR at an average price of approximately $37.52 per share.
As of June 30, 2026, $100 million remained available for future repurchases under the share repurchase program. The shares repurchased during the period were retired and recorded as a reduction of stockholders’ equity.
12. Stock-Based Payments
The Company's stock-based compensation plans and related accounting are described in Note 15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Compensation expense related to stock-based payments	$11	$8	$20	$14
Indivior Long-Term Incentive Plan (LTIP)
A summary of the service-based restricted stock awards and performance-based stock awards activity under the LTIP for the six months ended June 30, 2026 is presented below (values in thousands):

	Outstanding Service-Based Restricted Stock Awards	Outstanding Performance-Based Stock Awards
December 31, 2025	2,114	4,968
Granted	1,113	449
Issued	(342)	(2,420)
Canceled/forfeited/adjusted	(24)	(320)
June 30, 2026	2,860	2,677

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
Conditional awards of 2 million shares were granted in the six months ended June 30, 2026 and 2 million in the six months ended June 30, 2025 under the Company’s Long-Term Incentive Plan, respectively.
The weighted average fair value per share of the service-based restricted stock awards granted was $33.68 for the six months ended June 30, 2026, based on the fair market value at the date of grant. The total fair value of restricted stock awards issued was $12 million for the six months ended June 30, 2026.
The weighted average fair value per share of the performance-based stock awards granted per award was $53.87 for the six months ended June 30, 2026, calculated using the weighted average fair market value for each of the component goals at the date of grant. Performance-based stock awards granted in the six months ended June 30, 2026 vest based on the Company's relative total shareholder return compared to a peer group within the S&P Pharmaceutical Select Index, with vesting between 0% and 200% of target. The total fair value of performance-based stock awards issued was $85 million for the six months ended June 30, 2026.
Compensation cost for unvested service-based restricted stock awards and performance-based restricted awards not yet recognized at June 30, 2026 was $41 million and $27 million, respectively. This compensation cost will be recognized over the expected remaining weighted-average period of 2.31 years and 2.38 years for service-based restricted stock awards and performance-based stock awards, respectively.
13. Commitments and Contingencies
Legal Proceedings and Contingencies
The Company records accruals for loss contingencies associated with legal matters when it is probable a liability will be incurred and the amount of loss can be reasonably estimated. This note also discusses certain legal matters for which a loss is reasonably possible, including some for which the Company cannot reasonably estimate the amount or range of possible loss, including because the claims remain at an early stage, are not fully developed, or the information necessary to evaluate the claims is not yet available. Adverse outcomes to such litigation, if any, could have a material impact to the Company. Legal proceedings or threats of legal proceedings for which the Company believes the possibility of loss is remote are not discussed in this note.
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
As of July 24, 2026, approximately 1,967 cases naming approximately 26,307 plaintiffs have been consolidated in multi-district litigation in the Northern District of Ohio. See In Re Suboxone (Buprenorphine/Naloxone) Film Products Liability Litigation, MDL No. 3092 (N.D. Oh.) (the "Dental MDL").
Dental MDL Schedule A Plaintiffs: one complaint filed in the Dental MDL on June 14, 2024 attached a schedule of nearly 10,000 plaintiffs (the “Schedule A Plaintiffs”). The parties negotiated a tolling agreement for the Schedule A Plaintiffs that would permit plaintiffs’ counsel additional time to investigate issues such as whether any Indivior product was used before determining whether to file individual complaints to be coordinated with the Dental MDL. Plaintiffs have been dismissing Schedule A claimants pursuant to a mechanism provided by the court. As of July 24, 2026, the plaintiffs had reduced the number of Schedule A claimants to approximately 4,854.

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
Civil Opioid Litigation
The Company is named as a defendant in a number of civil lawsuits alleging that manufacturers, distributors, and retailers of opioids engaged in a longstanding practice to market opioids as safe and effective for the treatment of long-term chronic pain to increase the market for opioids and their own market shares for opioids, or alleging individual personal injury claims. Most of these cases were consolidated and are pending in a federal multi-district litigation in the U.S. District Court for the Northern District of Ohio. See In re National Prescription Opiate Litigation, MDL No. 2804 (N.D. Oh.) (the “Opioid MDL”).
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
Once the process of dismissing these settled cases per the Master Settlement Agreements is completed (and if the Maryland settlement agreement in principle is finalized), the Company should be a party to only the following cases in the Opioid MDL:
•26 cases filed by private individual plaintiffs who have asserted claims relating to neonatal abstinence syndrome ("NAS"). Since a requirement by the court in the MDL to file "fact sheets" related to their cases, over 100 plaintiffs have had their cases dismissed or have dismissed their cases against the Company.
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
U.K. Shareholder Claims
On September 21, 2022, certain shareholders issued representative and multiparty claims against Indivior PLC in the High Court of Justice for the Business and Property Courts of England and Wales, King’s Bench Division. The representative action was struck out and affirmed on appeal, so only the multiparty action remains. The claims made in the multiparty action generally allege that Indivior PLC (now known as Indivior Limited) violated the U.K. Financial Services and Markets Act 2000 (“FSMA 2000”) by making false or misleading statements or material omissions in public disclosures, including the 2014 Demerger Prospectus, regarding an alleged product-hopping scheme regarding the switch from SUBOXONE Tablets to SUBOXONE Film.
In the second half of 2025, those certain shareholders served their "Particulars of Claim" related to the multiparty action and the Company served its Defence. The parties have exchanged certain limited information related to the Particulars of Claim and the Defence since that time. The first case management conference occurred on July 23-24, 2026, at which the court directed a split trial. The first trial, covering certain matters going to liability (in particular, whether the Company's published information was misleading / contained material omissions, and whether the directors were aware of any such misstatements or omissions), will be scheduled for Q4 2028 for 8 weeks. A decision would not be expected in this trial until the first half of 2029. Following the first trial, if the Company is found liable, the parties would then work to schedule a second trial, which likely would not occur until late 2030 at the earliest. The Company has begun its evaluation of the claims, believes it has meritorious defenses, and intends to vigorously defend itself. Given the status and preliminary stage of the litigation, no estimate of possible loss can be made at this time.
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
14. Restructuring
The following table summarizes restructuring activity related to major initiatives as part of Phase I of the Indivior Action Agenda — Generate Momentum for the six months ended June 30, 2026:

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)

	Contract termination and related expenses, and impairment of long-lived assets	Severance, legal, consulting, and other corporate initiative transition costs	Total
Liability as of December 31, 2025	$18	$36	$54
Restructuring charges	9	4	13
Cash payments	(8)	(27)	(34)
Non-cash charges	(9)	—	(9)
Liability as of June 30, 2026	$10	$14	$24
Cumulative restructuring charges incurred since the inception of the program were $140 million as of June 30, 2026, of which $13 million was recognized during the six months ended June 30, 2026. $9 million of restructuring charges were recognized within research and development expenses and consisted of the impairment of long-lived assets. The remaining $4 million of restructuring charges were recognized within selling, general and administrative expenses and primarily related to severance, legal, consulting, and other corporate initiative transition costs. No additional costs related to this initiative are expected to be incurred.
Additionally, during the three months ended June 30, 2026, the Company initiated a restructuring initiative primarily related to the decision to cease Phase 3 development of INDV-6001 and to not advance INDV-2000 internally. The following table summarizes activity related to this initiative for the six months ended June 30, 2026:

Severance, legal, consulting, and other corporate initiative transition costs
Liability as of December 31, 2025	$—
Restructuring charges	6
Cash payments	—
Non-cash charges	—
Liability as of June 30, 2026	$6
Cumulative restructuring charges incurred since the inception of the program were $6 million of severance, legal, consulting, and other corporate initiative transition costs, of which $5 million was recorded within research and development expenses and $1 million was recorded within selling, general and administrative expenses. No significant additional costs related to this initiative are expected to be incurred.
Outstanding liabilities related to restructuring activities are expected to be settled within the next twelve months.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
15. Subsequent Events
Merger Agreement with Supernus
On August 1, 2026, Indivior Pharmaceuticals, Inc., a Delaware corporation (“Indivior”) and Artemis Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Indivior (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Supernus Pharmaceuticals, Inc., a Delaware corporation (prior to the effective date, “Supernus”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Supernus (the “Merger”), with Supernus continuing as the surviving company and a wholly owned subsidiary of Indivior following the transaction. As a result of the Merger, Indivior will be renamed Supernus Pharmaceuticals, Inc. (subsequent to the effective date, the “Combined Company”).
Subject to the terms and conditions of the Merger Agreement, at the Effective Time of the Merger (the “Effective Time”) and as a result of the Merger, each share of common stock of Supernus issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 1.5401 shares of common stock of Indivior. Additionally, at the Effective Time and as a result of the Merger, outstanding Supernus equity awards will be automatically converted into Indivior equity awards on the same vesting schedule and other terms and conditions as existed prior to such conversion. The conversion of such equity awards will occur at the same exchange ratio as applies to Supernus common stock in the Merger; the exercise price of converted Supernus stock options will also be correspondingly adjusted.
Upon completion of the Merger, Indivior stockholders are expected to own approximately 56.5% of the Combined Company on a fully diluted basis and Supernus stockholders will own approximately 43.5% of the Combined Company on a fully diluted basis.
Prior to the Effective Time of the Merger and subject to the terms and conditions of the Merger Agreement, Indivior will declare a special cash dividend in an aggregate amount of $1,000 million, which will be payable to (i) holders of record of the issued and outstanding Indivior Common Stock as of a record date immediately prior to the Effective Time of the Merger and (ii) holders of certain Indivior equity awards outstanding as of such date with respect to the Indivior Common Stock underlying such Indivior equity award, with such special dividend to be paid following the Effective Time. Under certain limited circumstances where debt financing is unavailable, the special dividend would be payable as a combination of a $500 million cash dividend paid in connection with closing and a dividend of a $530 million dividend payment right, to be payable on the first anniversary of the closing date.
In connection with the Merger Agreement and the special dividend, Indivior entered into a commitment letter with Citibank, N.A. pursuant to which Citibank, N.A. has committed to provide, subject to the terms and conditions thereof, a senior secured term loan facility in an aggregate principal amount of $650 million. Proceeds from the senior secured term loan facility, together with cash on hand of the combined company, are expected to be used to fund the special dividend.
Pursuant to the terms of the Merger Agreement, as of the Effective Time of the Merger, (i) the board of directors of Combined Company will consist of eight individuals, including four individuals who are nominees of the board of directors of Indivior immediately prior to the Effective Time of the merger and four individuals who are nominees of the board of directors of Supernus immediately prior to the Effective Time of the Merger; (ii) Jack A. Khattar will serve as Chief Executive Officer and as a member of the Combined Company board; and (iii) Timothy C. Dec will serve as Chief Financial Officer.
The transaction is expected to close in the fourth quarter of 2026, subject to approval by both companies’ stockholders and customary closing conditions and regulatory approvals. In connection with a termination of the Merger Agreement in certain limited circumstances, Indivior could be required to pay a termination fee to Supernus in the amount of $174 million and Supernus could be required to pay a termination fee to Indivior of $101 million.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
The Company is in the process of evaluating the accounting treatment for the Merger and expects to complete this evaluation prior to the closing of the Merger.

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
Operating Results
Overview
The Company operates as one business segment, which is predominantly the manufacture and sale of buprenorphine-based prescription drugs for the treatment of opioid dependence and OUD. Substantially all of our net revenue was derived from sales of SUBLOCADE and other buprenorphine-based sublingual products (including SUBOXONE Film, SUBOXONE Tablet and SUBUTEX Tablet). SUBLOCADE accounted for 74% and 74% of our net revenue for the three and six months ended June 30, 2026, respectively, and 69% and 68% for the three and six months ended June 30, 2025, respectively. Other buprenorphine-based sublingual products accounted for 25% and 25% of our net revenue for the three and six months ended June 30, 2026 and 27% and 29% of our net revenue for the three and six months ended June 30, 2025, respectively. SUBOXONE Film had an oral buprenorphine medically assisted treatment (BMAT) average share of approximately 14% and 15% in the three months ended June 30, 2026 and 2025, respectively, according to data from Symphony Health.
Recent developments
On August 1, 2026, the Company entered into an Agreement and Plan of Merger with Supernus. Pursuant to the Merger Agreement, and subject to approval of Indivior stockholders and Supernus stockholders and the satisfaction or waiver of other specified closing conditions, the Indivior and Supernus businesses will combine in an all-stock merger of equals. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company's wholly-owned subsidiary will merge with and into Supernus, with Supernus continuing as a wholly-owned subsidiary of Indivior (which will change its name to Supernus, Inc.) following the transaction. We expect the transaction to close during the fourth quarter of 2026. For additional discussion of this matter, see Note 15. Subsequent Events.
During the six months ended June 30, 2026, Indivior made the decision to cease Phase 3 development of INDV-6001 and not advance INDV-2000 internally. The Company is not currently pursuing any pipeline activities.
Corporate initiatives during the three months ended June 30, 2026 included the recognition of severance of approximately $6 million, including approximately $5 million associated with the decisions not to advance the two research and development pipeline programs.
In February 2026, the Company announced a share repurchase program of up to $400 million with a term of up to 18 months. During the three months ended March 31, 2026, the Company repurchased 3,974,153 shares of its common stock at an average price of $31.45 per share for total consideration of $125 million. During the three months ended June 30, 2026, the Company repurchased 4,664,540 shares of its common stock at an average price of $37.52 for total consideration of $175 million. Indivior has $100 million remaining under the share repurchase program which it intends to utilize opportunistically.
For a discussion of recent developments with respect to litigation, see Item 1. Financial Statements--Note 13. Commitments and Contingencies.

Results of operations
Net revenue
Net revenue growth for the three and six months ended June 30, 2026 as compared to the same periods of 2025 was primarily driven by sales of SUBLOCADE in the U.S.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
U.S.:
SUBLOCADE*	238	195	22%	455	359	27%
Film/other	57	52	10%	107	107	—%
PERSERIS	5	8	(35)%	10	12	(19)%
Total U.S.	300	256	17%	572	478	20%
Rest of the World	43	46	(7)%	88	90	(2)%
Net revenue	$343	$302	14%	$660	$568	16%

*Total SUBLOCADE net revenue (U.S. and Rest of World)	$253	$209	21%	$486	$385	26%
Total net revenue increased by $41 million, or 14%, and $92 million, or 16%, in the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025. U.S. net revenue increased by $45 million, or 17%, and $95 million, or 20%, in the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025.
U.S. net revenue. The U.S. is our largest market. Rebates, discounts and returns and other offsets to gross revenues are reflected in net revenue. U.S. net revenue from SUBLOCADE increased by $42 million, or 22%, and $97 million, or 27%, in the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025. The increases were driven by dispense unit volume growth, gross-to-net benefits and favorable price mix in both periods. Dispense unit volume grew 18% and 19% in the three and six months ended June 30, 2026, respectively, as compared to the corresponding 2025 periods. U.S. net revenue from other products increased by $2 million in the three months ended June 30, 2026, and decreased by $2 million in the six months ended June 30, 2026, compared with the same periods of 2025. Both periods benefited from favorable Film gross-to-net adjustments, offset by a decline in U.S. Film category share.
Rest of the World net revenue. In the three and six months ended June 30, 2026, net revenue attributable to Rest of the World decreased by $3 million and $2 million, respectively, as compared to the same periods of 2025, reflecting the exit from certain non-U.S. markets, and we expect this trend to continue.
Estimates, assumptions and judgments applied to determine the provision for rebates, discounts and returns are set out in "Item 8. Financial Statements—Note 2. Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2025.

The following table provides a summary of activities with respect to accrued rebates and product returns and prompt pay discounts for the six months ended June 30, 2026 and 2025:

Accrued rebates and product returns and prompt pay discounts (in millions)	June 30, 2026	June 30, 2025
Opening balance at January 1	$585	$565
Accruals related to sales made in:
Current period	814	758
Prior period	(64)	(45)
Payments and credits	(721)	(566)
Closing balance at end of period	$613	$712
Accrued rebates and product returns include chargebacks as these are paid by Indivior. Prompt pay discounts are recorded as offsets to accounts receivable. Accrued rebates and product returns and prompt pay discounts decreased to $613 million as of June 30, 2026, from $712 million as of June 30, 2025, primarily due to the timing of rebate invoicing and payments. Accrued rebates and product returns and prompt pay discounts were higher in the prior-year period ending June 30, 2025, primarily due to the timing of payment of government rebates resulting from the late receipt and processing of invoices.
Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Cost of sales	$50	$52	(3)%	$90	$96	(6)%
Gross margin	85%	83%	3%	86%	83%	3%
Operating expenses:
Selling, general and administrative	122	158	(23)%	245	291	(16)%
Research and development	12	21	(42)%	28	43	(35)%
Total operating expenses	134	179	(25)%	273	334	(18)%
Loss on debt extinguishment				18	—	NM
Net interest (income) expense	(1)	10	(107)%	3	17	(81)%
Income tax expense	$38	$44	NM	$65	$56	NM

Cost of sales. Cost of sales decreased $2 million, or 3%, and $6 million, or 6%, in the three and six months ended June 30, 2026 as compared to the same periods of 2025. The decrease was primarily attributable to a prior-year $10 million SUBLOCADE inventory write-down in the three and six months of 2025. For the year-to-date period, cost of sales reflected a benefit of approximately $5 million related to revenue recognized on inventory fully written down in prior periods with no associated cost of sales in the current year. These favorable impacts were partially offset by approximately $2 million of inventory provisions recorded in the three and six months ended June 30, 2026 related to market exit activities, and the effect of SUBLOCADE growth.
Gross margin, which we define as gross profit divided by net revenue, was 85% and 86% in the three and six months ended June 30, 2026, respectively, as compared to 83% and 83% in the corresponding periods of 2025. The increases in gross margin were primarily driven by SUBLOCADE volume growth and lower cost of sales as described above.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $36 million, or 23%, and $46 million, or 16%, in the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025. Selling, general and administrative expenses included consulting, severance and other costs associated with corporate initiatives of $4 million in each of the three month periods ended June 30, 2026 and 2025, and $10 million and $5 million in the six month periods ended June 30, 2026 and 2025, respectively. The overall decrease was primarily driven by headcount reductions and other cost savings related to corporate initiatives implemented in 2025 and 2026.
Research and development expenses. Research and development expenses decreased by $9 million, or 42%, and $15 million, or 35%, in the three and six months ended June 30, 2026 as compared to the same periods of 2025. Research and development expenses in the three and six months ended June 30, 2026 included $6 million and $14 million, respectively, of real estate consolidation and severance costs. Excluding these impacts, lower research and development costs in the three and six months ended June 30, 2026 reflected reduced research and development activities and decisions earlier in the year to cease Phase 3 development of INDV-6001 and not advance INDV-2000 internally. The Company is not currently pursuing any pipeline activities and, as a result, research and development costs are expected to continue to decrease in future periods.
Loss on extinguishment of debt. Loss on extinguishment of debt in the six months ended June 30, 2026 includes $18 million of costs incurred in connection with the full repayment of the Company's Note Purchase Agreement.
Net interest (income) expense. Net interest income was $1 million for the three months ended June 30, 2026 and net interest expense was $3 million for the six months ended June 30, 2026 as compared to net interest expense of $10 million and $17 million for the three and six months ended June 30, 2025. The change primarily reflects the lower interest cost of the Convertible Notes compared to the Company's previous Note Purchase Agreement.
Income tax expense. On January 26, 2026, the Company completed a redomiciliation to the United States, which resulted in a change in the applicable federal statutory income tax rate from 25% to 21%. Income tax expense of $38 million and $65 million in the three and six months ended June 30, 2026 resulted in an effective tax rate of 24% and 23%, respectively, primarily driven by a U.K. global minimum top-up tax, disallowed expenses, and a write-off of U.K. Net Operating Losses, partially offset by U.K. innovation deductions. Income tax expense of $44 million and $56 million in the three and six months ended June 30, 2025 resulted in an effective tax rate of 71% and 46%, respectively, primarily driven by a tax reserve on a U.K. HMRC settlement which became probable during the quarter, U.K. global minimum top-up tax, share based compensation shortfall tax expense and a valuation allowance against corporate interest limitation carryforwards, partially offset by U.K. innovation deductions and intragroup financing transactions.
Liquidity and Capital Resources
Overview
The Company's financial condition is summarized as follows:

(In millions)	June 30, 2026	December 31, 2025
Financial assets:
Cash and cash equivalents	$222	$195
Investments - long-term	27	28
Total cash and investments	$249	$222
Borrowings:
Short-term borrowings	$—	$29
Long-term borrowings	$487	$290

Cash flows

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$220	$233
Investing activities	(27)	(22)
Financing activities	$(166)	$(22)
Operating activities
Net cash provided by operating activities was $220 million during the six months ended June 30, 2026, compared to $233 million in the same period of 2025, a decrease of $13 million. Net cash provided by operating activities in the six months ended June 30, 2026 was driven primarily by cash generated from operations, partially offset by litigation settlement payments of $34 million and the timing of operational payments. Net cash provided by operating activities in the six months ended June 30, 2025 reflected cash generated from operations and also benefited from the timing of receipt of approximately $120 million in government rebate invoices that were unpaid at June 30, 2025, partially offset by $65 million in litigation settlement payments.
Investing activities
Net cash used in investing activities was $27 million and $22 million in the six months ended June 30, 2026 and 2025, respectively, an increase of $4 million driven primarily by higher capital expenditures related to the new Raleigh, North Carolina manufacturing facility in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
An additional approximately $10 million to $15 million of capital expenditures are expected in the second half of 2026, primarily related to the Raleigh, North Carolina manufacturing facility.
Financing activities
Net cash used in financing activities in the six months ended June 30, 2026 was $166 million, as compared to $22 million in the same period of 2025. The change was primarily driven by higher cash outflows for shares repurchased and canceled of $292 million, partially offset by $151 million of net cash inflows related to the issuance of the Convertible Notes and payoff in full of the previous term loan in the six months ended June 30, 2026.
During the six months ended June 30, 2026, the Company successfully completed a $500 million offering of 0.625% Convertible Senior Notes due 2031. A portion of the $500 million proceeds was used to repay in full the $333 million balance of Indivior's original term loan. See Item 1. Financial Statements—Note 8. Debt for more details.
During the six months ended June 30, 2026, the Company announced a $400 million share repurchase program and purchased 8,638,693 shares for total cash outflows of $300 million. The program runs through mid-2027.
Current Liabilities
Our current liabilities exceed our current assets by $142 million and total liabilities exceed our total assets by $208 million. The Company sustains negative working capital because of the timing of rebate payments relative to the collection of accounts receivable.

Capital resources
The Company believes its existing cash and cash equivalents and investments together with cash generated from operations and debt will enable its anticipated cash needs to be met, including working capital, capital expenditures, litigation settlement payments, milestone payments, income taxes, debt repayments and other funding requirements, for at least the twelve-month period following the issuance of this Form 10-Q. The Company will need to sustain sales volume performance with no material change in the timing of its collections and rebate payments to maintain necessary liquidity in the near term and to meet our obligations in the long term. The Company is also subject to contingent liabilities as described in Item 1. Financial Statements—Note 13. Commitments and Contingencies.
In connection with the Merger Agreement and the special dividend, Indivior entered into a commitment letter with Citibank, N.A. pursuant to which Citibank, N.A. has committed to provide, subject to the terms and conditions thereof, a senior secured term loan facility in an aggregate principal amount of $650 million. For additional discussion of this matter, see Note 15. Subsequent Events.
Capital expenditures
Purchases of property and equipment were $27 million and $22 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s capital expenditures primarily reflect investments in the new Raleigh, North Carolina manufacturing facility for SUBLOCADE.
Contractual obligations
Our contractual obligations as of June 30, 2026 that require material cash requirements in the future consist of debt repayments, litigation settlements, commercial commitments related to contract manufacturing and supply of materials, capital expenditures, lease and employee-related obligations, and contractual milestones. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, significant changes to our contractual obligations include the issuance of the 2031 Convertible Senior Notes and repayment of debt under the Note Purchase Agreement, which altered the timing and amounts of future debt repayments. Additionally, corporate initiatives undertaken during the six months ended June 30, 2026 resulted in lower lease obligations due to real estate consolidation and increased employee-related obligations associated with additional workforce reductions, most of which will be settled within one year.
Critical Accounting Estimates
Our significant accounting policies, which include management’s estimates and judgments, are included in "Item 1. Financial Statements - Note 2 Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2025. No significant changes to our accounting policies occurred during the quarter ended June 30, 2026. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates is included in the Critical Accounting Estimates section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures of Indivior Pharmaceuticals, Inc. were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting ("ICFR", as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
The descriptions of our litigation and regulatory matters, and other matters, contained in Item 1. Financial Statements—Note 13. Commitments and Contingencies are incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by Part II, Item 1A, Risk Factors, of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, except that we add the following risk factor:
Risks Related to the Pending Merger with Supernus
The merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the merger could have material adverse effects on our business.
The completion of the merger is subject to a number of conditions, including, among other things, the receipt of the Indivior stockholder approval and the Supernus stockholder approval and receipt of certain regulatory approvals, which make the completion and timing of the merger uncertain. The failure to satisfy all of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the merger will be satisfied or waived or that the merger will be completed.
If the merger is not completed, we may be materially adversely affected and, without realizing any of the benefits of having completed the merger, will be subject to a number of risks, including the following:
•the market price of our common stock could decline;
•We could owe a substantial termination fee to Supernus party in specified circumstances;

•time and resources, financial and other, committed by our management to matters relating to the merger could otherwise have been devoted to pursuing other beneficial opportunities;
•we may experience negative reactions from the financial markets or from its customers, suppliers or employees; and
•we will be required to pay its costs relating to the merger, such as legal, accounting, financial advisory and printing fees, whether or not the merger is completed.
In addition, if the merger is not completed, we could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform its obligations under the merger agreement. Any of these risks could materially and adversely impact our ongoing business, financial condition, financial results and stock price.
Similarly, delays in the completion of the merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the merger and could materially and adversely impact our ongoing business, financial condition, financial results and stock price following the completion of the merger.
The exchange ratio is fixed and will not be adjusted in the event of any change in either Indivior’s or Supernus’s stock price.
Upon completion of the merger, each issued and outstanding share of Supernus common stock will be converted into the right to receive the merger consideration, which is equal to 1.5401 shares of Indivior common stock. This exchange ratio was fixed in the merger agreement and will not be adjusted for changes in the market price of either Indivior common stock or Supernus common stock.
It is impossible to accurately predict the market price of Indivior common stock at the completion of the merger and, therefore, impossible to accurately predict the market value of the shares of Indivior common stock that Supernus stockholders will receive in the merger. The market price for Indivior common stock or Supernus common stock may fluctuate both prior to the completion of the merger and thereafter for a variety of reasons, including, among others, general market and economic conditions, the demand for Indivior’s or Supernus’s products, changes in laws and regulations, other changes in Indivior’s and Supernus’s respective businesses, operations, prospects and financial results of operations, market assessments of the likelihood that the merger will be completed, and the expected timing of the merger. Many of these factors are beyond our control. As a result, the market value represented by the exchange ratio will also vary.
Each party is subject to business uncertainties and contractual restrictions while the merger is pending, which could adversely affect each party’s business and operations.
In connection with the pendency of the merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us, as the case may be, as a result of the merger or otherwise, which could negatively affect our revenues, earnings and/or cash flows, as well as the market price of our common stock, regardless of whether the merger is completed.
Under the terms of the merger agreement, each of Indivior and Supernus is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect our ability to execute certain of its business strategies, including the ability in certain cases to modify or terminate contracts, acquire or dispose of assets, incur indebtedness, pay dividends, incur capital expenditures or settle claims. Such limitations could adversely affect our business and operations prior to the completion of the merger.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the merger.
Following the merger, the composition of the combined company board of directors will be different than the composition of the current Indivior Board or the current Supernus Board.
Upon completion of the merger, the board of directors of the combined company will consist of eight directors, including four directors designated by Indivior and four directors designated by Supernus. This new composition of the board of directors of the combined company may affect the future decisions of the combined company.
Even if we complete our proposed merger with Supernus, we may fail to realize the anticipated benefits.
No assurance can be given that the anticipated benefits, synergies, growth, profitability, cash flow generation and earnings accretion of the Merger will be realized or, if realized, may be realized more slowly than expected. Further, inherent in transactions such as these are the risks relating to the integration of the two businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Shares of common stock repurchased by the Company during the quarter ended June 30, 2026, were as follows:

Period	Total Number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(2)
April 2026	—	—	—	$275
May 2026	3,717,473	$37.52	3,717,473	$100
June 2026	947,067	$37.52	947,067	$100
(1)The $37.52 average price paid per share represents the average price paid across the accelerated share repurchase program that was initiated in May 2026 and completed in June 2026.
(2)Amounts in this column are in millions. In February 2026, the Board of Directors authorized a share repurchase program of up to $400 million. During the quarter ended March 31, 2026, the Company repurchased $125 million of common stock under the program, leaving $275 million available as of March 31, 2026. During the quarter ended June 30, 2026, the Company repurchased an additional $175 million of common stock pursuant to an accelerated share repurchase agreement under the program. As of June 30, 2026, $100 million remained available for future repurchases under the program.

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
August 3, 2026