Form 10-Q
period 2026-09-30
Indivior Pharmaceuticals, Inc.
filed 2026-10-29
CIK 1625297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 9, 2026, the number of shares of common stock outstanding was 118,035,272.

Important cautionary note regarding forward-looking statements
This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are intended to describe our current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” “could,” “should,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. These statements include express and implied statements pertaining to: the Company’s financial guidance; expected levels of future rebate payments; future research and development expenses; expected future capital expenditures; potential future share repurchases; expectations regarding the adequacy of the Company’s current and expected future liquidity to satisfy future cash requirements; expected litigation outcomes; the risk that the proposed merger with Supernus Pharmaceuticals, Inc. ("Supernus") may not be completed in a timely manner or at all; the expected timing of the closing of such proposed merger; anticipated benefits of the proposed merger with Supernus; estimated costs associated with the proposed merger; the risk that the anticipated synergies and cost savings from the proposed merger may not be realized within the expected timeframe or at all; the expected completion and timing of the divestiture of the Subutex® tablet business in France and Germany. Factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements include, among others: lower than expected future sales of our products; greater than expected impacts from competition; changes in Medicaid eligibility; unanticipated costs including the effects of potential tariffs and potential retaliatory tariffs; market conditions; the risk that the anticipated benefits, synergies, growth, profitability, cash flow generation and earnings accretion of the proposed merger are not realized or are realized more slowly than expected; the difficulties and costs of integrating the two businesses; significant transaction costs and/or unknown or inestimable liabilities; the possibility that a competing or superior acquisition proposal is made; the fact that the exchange ratio is fixed and will not be adjusted for changes in the market price of Supernus or Indivior shares; the effect of the additional indebtedness incurred to fund the Special Dividend on the combined company; the effects of business disruption resulting from the announcement or pendency of the transaction; the diversion of management’s attention and resources from ongoing business operations; the effect of the transaction on the parties’ ability to retain and hire key personnel and to maintain relationships with customers, suppliers and other business partners; restrictions during the pendency of the transaction that may limit the parties’ ability to pursue business opportunities or strategic transactions; the risk that the proposed merger does not qualify for its intended treatment as a tax-free reorganization; the occurrence of any event that could give rise to termination of the merger agreement, including in circumstances requiring payment of a termination fee; and the risk of stockholder litigation in connection with the proposed merger. For additional information about some of the risks and important factors that could affect our future results and financial condition, see “Important Cautionary Note Regarding Forward-looking Statements” and "Risk Factors" in Indivior's Annual Report on Form 10-K filed February 26, 2026, in Part II Item 1A of this report, and in our other filings with the U.S. Securities and Exchange Commission.
These forward-looking statements speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, except as required by applicable law.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$356	$314	$1,016	$881
Cost of sales	51	83	140	179
Gross profit	305	230	875	702
Operating expenses:
Selling, general and administrative	119	154	364	445
Research and development	5	33	33	76
Total operating expenses	125	187	398	521
Operating income	180	43	477	181
Other (income) and expenses:
Interest (income)	(4)	(6)	(9)	(16)
Interest expense	2	12	10	39
Loss on debt extinguishment	—	—	18	—
Income before income taxes	182	37	457	158
Income tax expense (benefit)	45	(5)	109	50
Net income	$137	$42	$348	$108

Earnings per share
Basic	$1.16	$0.34	$2.89	$0.87
Diluted	$1.12	$0.33	$2.78	$0.85
Shares used in computing earnings per share
Basic	118	125	121	125
Diluted	122	129	125	127

See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$137	$42	$348	$108
Other comprehensive income, net of tax
Foreign currency translation	3	—	4	3
Other comprehensive income	3	—	4	3
Total comprehensive income	$140	$43	$352	$111

See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Amounts in millions, except per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$305	$195
Accounts receivable, net of allowances of $3 (2026) and $4 (2025)	273	253
Inventories	149	153
Prepaid expenses	21	34
Current tax receivable	13	2
Other current assets	40	16
Total current assets	800	652
Long-term investments	27	28
Property, plant and equipment, net	175	144
Operating lease right of use assets, net	12	26
Goodwill and other intangible assets, net	2	2
Deferred tax assets	288	323
Other noncurrent assets	27	27
Total assets	$1,332	$1,201
Liabilities and stockholders' deficit
Current liabilities
Accrued rebates and product returns	$548	$582
Accounts payable and accrued expenses	181	250
Accrued litigation settlement expenses, current	14	42
Current portion of long-term debt	488	29
Operating lease liabilities, current	7	10
Income taxes payable	63	2
Total current liabilities	1,301	914
Long-term debt, less current portion	—	290
Accrued litigation settlement expenses, noncurrent	42	52
Operating lease liabilities, noncurrent	6	22
Other noncurrent liabilities	42	21
Total liabilities	$1,392	$1,300
Commitments and contingencies (Note 13)
Stockholders' deficit
Common stock, par value $0.001 per share (2026) and $0.50 per share (2025). Issued shares: 118 (2026) and 125 (2025)	—	62
Additional paid-in capital	163	112
Accumulated other comprehensive loss	(26)	(30)
Accumulated deficit	(197)	(243)
Total stockholders' deficit	(60)	(98)
Total liabilities and stockholders' deficit	$1,332	$1,201
See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(Amounts in millions, except per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Share repurchase commitment	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
Balance, January 1, 2026	125	$62	$112	$—	$(30)	$(243)	$(98)
Stock canceled and exchanged as part of U.S. Domestication	—	(62)	62	—	—	—	—
Net income	—	—	—	—	—	89	89
Common stock issued	1	—	—	—	—	—	—
Common stock repurchased and canceled	(4)	—	—	—	—	(126)	(126)
Stock-based compensation	—	—	9	—	—	—	9
Settlement of tax on equity awards	—	—	(21)	—	—	—	(21)
Other	—	—	3	—	—	—	3
Balance, March 31, 2026	122	—	165	—	(29)	(280)	(144)
Net income	—	—	—	—	—	122	122
Other comprehensive income	—	—	—	—	1	—	1
Common stock issued	1	—	—	—	—	—	—
Common stock repurchased and canceled	(5)	—	—	—	—	(176)	(176)
Stock-based compensation	—	—	11	—	—	—	11
Settlement of tax on equity awards	—	—	(24)	—	—	—	(24)
Other	—	—	2	—	—	—	2
Balance, June 30, 2026	118	—	155	—	(28)	(334)	(208)
Net income	—	—	—	—	—	137	137
Other comprehensive income	—	—	—	—	3	—	3
Stock-based compensation	—	—	8	—	—	—	8
Other	—	—	1	—	—		1
Balance, September 30, 2026	118	—	163	—	(26)	(197)	(60)

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(Amounts in millions, except per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Share repurchase commitment	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
Balance, January 1, 2025	125	$62	$90	$(10)	$(36)	$(443)	$(337)
Net income	—	—	—	—	—	47	47
Other comprehensive income	—	—	—	—	1	—	1
Common stock issued	1	—	—	—	—	—	1
Common stock repurchased and canceled	(1)	—	—	—	—	(10)	(11)
Stock-based compensation	—	—	6	—	—	—	6
Share repurchase liability movement, net	—	—	—	10	—	—	10
Settlement of tax on equity awards	—	—	(3)	—	—	—	(3)
Balance, March 31, 2025	125	62	93	—	(35)	(406)	(285)
Net income	—	—	—	—	—	18	18
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation	—	—	8	—	—	—	8
Balance, June 30, 2025	125	62	101	—	(33)	(388)	(257)
Net income	—	—	—	—	—	42	42
Common stock issued	—	—	1	—	—	—	1
Stock-based compensation	—	—	6	—	—	—	6
Balance, September 30, 2025	125	$62	$109	$—	$(32)	$(346)	$(207)
See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$348	$108
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5	8
Amortization of right-of-use assets	4	7
Stock-based compensation	28	21
Impairment of tangible and intangible assets	8	16
Loss on debt extinguishment	18	—
Unrealized loss on equity investments	—	1
Deferred income taxes	35	(8)
Impact from foreign exchange movements	4	(2)
Amortization of debt issuance costs	1	—
Other adjustments, net	—	2
Change in operating assets and liabilities:
Accounts receivable	(19)	(3)
Current inventories	4	16
Other current and noncurrent assets	(20)	38
Accrued legal and settlement expenses	(38)	(58)
Other current and noncurrent liabilities	(62)	49
Net cash provided by operating activities	317	194
Cash flows from investing activities:
Purchases of property and equipment	(41)	(42)
Purchases of in-process research and development and intangible assets	—	(1)
Purchases of investments in debt securities	(12)	(14)
Sales and maturities of debt securities	13	14
Net cash used in investing activities	(41)	(42)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	2
Cash paid for repurchases of common stock	(302)	(11)
Proceeds from debt, net	489	—
Repayments of debt	(333)	(12)
Transaction costs related to debt refinancing	(5)	—
Settlement of equity awards	(21)	(3)
Other	6	—
Net cash used in financing activities	(166)	(25)
Net increase in cash and cash equivalents	110	128
Exchange differences	—	(1)
Cash and cash equivalents at beginning of period	195	319
Cash and cash equivalents at end of period	$305	$445
See Notes to Condensed Consolidated Financial Statements.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)

1. Business Overview, Basis of Presentation, and Recently Issued Accounting Standards
Business Overview
Indivior Pharmaceuticals, Inc. and its subsidiaries (together, "Indivior" or the "Company") is the leader in long-acting injectable medications for opioid use disorder (OUD). The Company's core products include SUBLOCADE (buprenorphine extended-release monthly injection) and SUBOXONE Film (buprenorphine and naloxone sublingual film), both of which are treatments for OUD.
On August 1, 2026, Indivior Pharmaceuticals, Inc., a Delaware corporation (“Indivior”) and Artemis Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Indivior (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Supernus Pharmaceuticals, Inc., a Delaware corporation (prior to the Effective Time (as defined below), “Supernus”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company's Merger Sub, a wholly owned subsidiary, will merge with and into Supernus (the “Merger”), with Supernus continuing as the surviving company, and as a wholly-owned subsidiary of Indivior following the transaction. As a result of the Merger, Indivior will change its name to Supernus, Inc. (subsequent to the Effective Time, the “Combined Company”).
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, each share of common stock of Supernus issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 1.5401 shares of common stock of Indivior and cash in lieu of fractional shares. Additionally, at the Effective Time and as a result of the Merger, outstanding Supernus equity awards will be automatically converted into Indivior equity awards. RSUs and stock options will generally retain their existing vesting and other terms, while PSUs will be converted into time-based RSUs and the related performance conditions will cease to apply. The conversion of the equity awards will occur at the same exchange ratio as applies to Supernus common stock in the Merger; the exercise price of converted Supernus stock options will also be correspondingly adjusted.
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
Indivior declared a special cash dividend in an aggregate amount of $1,000 million, which will be payable to (i) holders of record of the issued and outstanding Indivior Common Stock as of the October 30, 2026 record date and (ii) holders of certain Indivior equity awards outstanding as of such date with respect to the Indivior Common Stock underlying such Indivior equity award, with such special dividend to be paid following the Effective Time (the "Special Dividend").
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
The Company has concluded that Supernus Pharmaceuticals, Inc. (“Supernus”) will be the accounting acquirer in the merger under Accounting Standards Codification (“ASC”) 805, Business Combinations. Because Indivior will be the legal parent and issuer of the equity consideration while Supernus is the accounting acquirer, the transaction will be accounted for as a reverse acquisition under ASC 805-40.
On October 15, 2026, Indivior's stockholders approved the issuance of shares of common stock of Indivior (par value $0.001 per share) in connection with the proposed merger. Also on October 15, 2026, Supernus stockholders approved certain proposals related to the merger. The transaction is expected to close on or about November 2, 2026, subject to the satisfaction or waiver of other specified closing conditions.
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

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
The financial data provided to the CODM is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
US:
SUBLOCADE*	$252	$203	$707	$561
Sublingual & other	53	51	160	157
OPVEE[1]	—	8	—	8
PERSERIS[2]	2	6	12	19
Total U.S.	307	267	880	745
Rest of World	48	47	136	137
Net revenue	356	314	1,016	881
Cost of sales	51	83	140	179
Gross profit	305	230	875	702

Operating expenses:
Selling, general and administrative	119	154	364	445
Research and development	5	33	33	76
Total operating expenses	125	187	398	521
Interest (income)	(4)	(6)	(9)	(16)
Interest expense	2	12	10	39
Loss on debt extinguishment	—	—	18	—
Income before income taxes	182	37	457	158
Income tax expense (benefit)	45	(5)	109	50
Net income	$137	$42	$348	$108

*Total SUBLOCADE net revenue	$267	$219	$753	$604
Depreciation and amortization	$1	$2	$5	$8
Stock-based compensation expense	$8	$6	$28	$21
1Discontinued sales and marketing support for OPVEE® during Q3 2025.
2Marketing and promotional activities for PERSERIS were discontinued in 2024.

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
Revenue recognized from performance obligations satisfied in previous periods was $33 million and $97 million in the three and nine months ended September 30, 2026 and $15 million and $60 million during the three and nine months ended September 30, 2025, respectively.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
3. Income Tax
Indivior is subject to taxation in several different jurisdictions. The Company's tax provision for each period presented was calculated using a forecasted annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods are calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Total income before income taxes	$182	$457
Total income tax expense	45	109
Total effective tax rate	25%	24%
On January 26, 2026, the Company completed a redomiciliation to the United States, which resulted in a change in the applicable statutory income tax rate from the U.K. rate of 25% to the U.S. federal statutory rate of 21%.
The Company's income tax rate for the three months ended September 30, 2026 of 25% differs from the U.S. federal statutory rate of 21%, primarily driven by foreign earnings taxed at different tax rates, U.K. global minimum top-up tax, state taxes, and disallowed expenses, partially offset by U.K. innovation deductions.
The company's income tax rate for the nine months ended September 30, 2026 of 24% differs from the U.S. federal statutory rate of 21% primarily driven by foreign earnings taxed at different tax rates, U.K. global minimum top-up tax, state taxes, disallowed expenses and a write-off of U.K. Net Operating Losses, partially offset by U.K. innovation deductions.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Total income before income taxes	$37	$158
Total income tax (benefit) expense	(5)	50
Total effective tax rate	(14)%	32%
The Company's income tax rate for the three months ended September 30, 2025 differs from the U.K. statutory rate of 25%, primarily due to U.K. innovation deductions and a reduction in Pillar II top-up tax expense, offset by disallowed expenses.
The Company's income tax rate for the nine months ended September 30, 2025 differs from the U.K. statutory rate of 25%, primarily due to expense recognized for a U.K. HMRC settlement which became probable during the second quarter of 2025, a valuation allowance against corporate interest limitation carryforwards, share-based compensation shortfall tax expense and disallowed expenses, partially offset by U.K. innovation deductions and intragroup financing transactions. The HMRC settlement relates to aspects of prior years' intercompany financing arrangements and is not expected to impact future tax rates.
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

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
Changes in unrecognized tax benefits are summarized as follows for the nine months ended September 30, 2026.

Balance at December 31, 2025	$5
Additions for tax positions of prior years	—
Balance at September 30, 2026	$5
During the nine months ended September 30, 2026 there were no material changes to the Company's unrecognized tax benefit when compared to the year ended December 31, 2025.
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
4. Inventories
Inventories consist of the following:

	September 30, 2026	December 31, 2025
Raw materials and consumables	$26	$31
Work in progress	40	49
Finished goods	86	75
Total Inventories, net	$152	$154
Inventory expected to be sold more than one year from the balance sheet date is classified as noncurrent inventory and recorded in other noncurrent assets on the condensed consolidated balance sheets. At September 30, 2026 and December 31, 2025, the noncurrent portion of inventory was $3 million and $2 million, respectively, consisting primarily of raw materials and consumables.
5. Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following:

	September 30, 2026	December 31, 2025
Land and buildings	$103	$111
Plant and equipment	71	76
Construction in progress	70	64
Gross property, plant and equipment	243	251
Less: Accumulated depreciation	(69)	(107)
Total property, plant and equipment, net	$175	$144
Capital expenditures of $1 million and $6 million were included in accounts payable and accrued expenses at September 30, 2026 and December 31, 2025, respectively.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
6. Accounts Payable and Accrued Expenses

	September 30, 2026	December 31, 2025
Accounts payable	$28	$48
Accrued employee-related obligations	54	103
Accrued indirect tax and government fees	6	20
Accruals for third-party services	80	76
Accrued other expenses	12	3
Total accounts payable and accrued expenses	$181	$250
7. Accrued Litigation Settlement Expenses

	September 30, 2026			December 31, 2025
	Current	Non current	Total	Current	Non current	Total
Accrued litigation settlement expenses
Opioid litigation	14	42	56	28	52	80
Other	—	—	—	14	—	14
Total accrued litigation settlement expenses	$14	$42	$56	$42	$52	$94
Opioid litigation
The accrual of $56 million at September 30, 2026 reflects the present value of the agreed amount in a settlement between Indivior, the plaintiffs' executive committee and certain state attorneys general covering certain opioid litigation (including cases in the Opioid MDL) brought by municipalities and tribes, as well as a separate settlement with the State and subdivisions of Maryland. During the nine months ended September 30, 2026, payments totaling $26 million were made under the Opioid MDL settlement agreement related to obligations for 2025 and 2026.
Other
The final installment of $8 million related to an indemnity settlement with Reckitt Benckiser was paid in the nine months ended September 30, 2026. The Company has no remaining obligations related to this matter.
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
As of September 30, 2026, the carrying value of the Notes was $488 million, net of unamortized issuance costs of $12 million, and the effective interest rate of the Notes was 1.17%.
As a result of the Special Dividend declared on September 16, 2026, holders of the Convertible Notes became entitled to exercise a temporary conversion right under the terms of the Notes, which caused the outstanding principal amount of the Notes to be classified as current liabilities as of September 30, 2026. The temporary conversion right expires following the dividend record date, at which time all remaining Notes will revert to noncurrent in accordance with the original maturity schedule. Refer to Note 1. Business Overview, Basis of Presentation, and Recently Issued Accounting Standards for additional details related to the Special Dividend and pending merger.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
Repayment of Prior Indebtedness
In March 2026, the Company used a portion of the proceeds from the Notes to repay in full the $333 million outstanding balance under its Note Purchase Agreement dated November 4, 2024, resulting in an $18 million loss on debt extinguishment recognized in the condensed consolidated statement of operations for the nine months ended September 30, 2026.
9. Financial Instruments and Fair Value Measurements
Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt, and investments in securities. The carrying value of these financial instruments, excluding debt instruments and the Company’s investments in corporate debt and equity securities, approximates fair value because of the short-term nature of these instruments.
The following three levels of inputs are used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.
The fair value of debt securities at September 30, 2026 and December 31, 2025 was $27 million and $28 million, respectively. The fair value of debt securities held at amortized cost was calculated based on quoted market prices which would be classified as Level 1 in the fair value hierarchy above. At September 30, 2026, the Company's debt securities were held as part of an agreement to fund insurance coverage. These debt securities are classified as long-term investments on the condensed consolidated balance sheets as access to the investments is subject to contractual restrictions, regardless of the underlying investment maturity.
The estimated fair value of the Convertible Senior Notes due 2031 at September 30, 2026 was approximately $526 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.
10. Earnings Per Share
The table below summarizes the basic and diluted earnings per share calculation for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$137	$42	$348	$108

Basic weighted-average shares outstanding	118	125	121	125
Effect of potentially dilutive securities:
Restricted stock awards[1]	4	4	5	2
Diluted weighted-average shares outstanding	122	129	125	127

Basic earnings per share	1.16	0.34	2.89	0.87
Diluted earnings per share	1.12	0.33	2.78	0.85
1No potential shares were excluded from the diluted earnings per share computation because of their antidilutive impact in the three and nine months ended September 30, 2026 and three and nine months ended September 30, 2025, respectively.

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
The weighted average number of shares is adjusted for the number of shares granted to the extent market conditions have been met at the balance sheet date and determined using the treasury stock method.
The Notes are evaluated for dilution using the if‑converted method. For the three and nine months ended September 30, 2026, as the average market price of the Company's common stock did not exceed the conversion price of $41.66, no incremental shares were included in diluted weighted-average shares outstanding.
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
On May 1, 2026, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") to repurchase $175 million of the Company’s common stock under the $400 million share repurchase program described above. Pursuant to the terms of the ASR Agreement, the Company made an up-front payment totaling $175 million and received an initial delivery of 3,717,473 shares. The initial share delivery represented approximately 80 percent of the total shares expected to be repurchased under the ASR Agreement. The final number of shares repurchased under the ASR Agreement was determined based on the volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, subject to adjustments in accordance with the terms of the agreement. The Company received additional settlement deliveries of 281,207 shares on June 1, 2026 and 665,860 shares on June 2, 2026, and the ASR Agreement was settled on June 2, 2026. In total, the Company repurchased 4,664,540 shares under the ASR at an average price of approximately $37.52 per share. The shares repurchased under the ASR were retired and recorded as a reduction of stockholders’ equity.
As of September 30, 2026, $100 million remained available for future repurchases under the share repurchase program.
12. Stock-Based Payments
The Company's stock-based compensation plans and related accounting are described in Note 15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Compensation expense related to stock-based payments	$8	$6	$28	$21

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
Indivior Long-Term Incentive Plan (LTIP)
A summary of the service-based restricted stock awards and performance-based stock awards activity under the LTIP for the nine months ended September 30, 2026 is presented below (values in thousands):

	Outstanding Service-Based Restricted Stock Awards	Outstanding Performance-Based Stock Awards
December 31, 2025	2,114	4,968
Granted	1,113	449
Issued	(388)	(2,420)
Canceled/forfeited/adjusted	(131)	(325)
September 30, 2026	2,707	2,671
Conditional awards of 2 million shares were granted in the nine months ended September 30, 2026 and 5 million in the nine months ended September 30, 2025 under the Company’s Long-Term Incentive Plan, respectively.
The weighted average fair value per share of the service-based restricted stock awards granted was $33.68 for the nine months ended September 30, 2026, based on the fair market value at the date of grant. The total fair value of restricted stock awards issued was $13 million for the nine months ended September 30, 2026.
The weighted average fair value per share of the performance-based stock awards granted per award was $53.87 for the nine months ended September 30, 2026, calculated using the weighted average fair market value for each of the component goals at the date of grant. Performance-based stock awards granted in the nine months ended September 30, 2026 vest based on the Company's relative total shareholder return compared to a peer group within the S&P Pharmaceutical Select Index, with vesting between 0% and 200% of target. The total fair value of performance-based stock awards issued was $85 million for the nine months ended September 30, 2026.
Compensation cost for unvested service-based restricted stock awards and performance-based restricted awards not yet recognized at September 30, 2026 was $34 million and $24 million, respectively. This compensation cost will be recognized over the expected remaining weighted-average period of 2.11 years and 2.17 years for service-based restricted stock awards and performance-based stock awards, respectively.
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
As of October 23, 2026, approximately 1,925 cases naming approximately 22,098 plaintiffs have been consolidated in multi-district litigation in the Northern District of Ohio. See In Re Suboxone (Buprenorphine/Naloxone) Film Products Liability Litigation, MDL No. 3092 (N.D. Oh.) (the "Dental MDL").
Dental MDL Schedule A Plaintiffs: one complaint filed in the Dental MDL on June 14, 2024 attached a schedule of nearly 10,000 plaintiffs (the “Schedule A Plaintiffs”). The parties negotiated a tolling agreement for the Schedule A Plaintiffs that would permit plaintiffs’ counsel additional time to investigate issues such as whether any Indivior product was used before determining whether to file individual complaints to be coordinated with the Dental MDL. Plaintiffs have been dismissing Schedule A claimants pursuant to a mechanism provided by the court. As of October 23, 2026, the plaintiffs had reduced the number of Schedule A claimants to approximately 4,813.
State Court Plaintiffs: one complaint has been filed in New Jersey state court, and the parties have agreed to toll the claims of no less than 1,043 other individuals in Delaware, New Jersey, and Virginia. Complaints have not yet been filed on behalf of the tolled individuals.
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
Maryland did not opt into the national Opioid MDL settlement. Instead, the Company negotiated a separate settlement with the Maryland Office of the Attorney General and reached an agreement in principle in January 2026. On June 23, 2026, Maryland confirmed final approval of the negotiated settlement agreement. A separate litigation settlement provision of $1.9m as of September 30, 2026 represents management's best estimate of the expected settlement with Maryland. On July 7, 2026, Maryland's political subdivisions received notice of the settlement. All listed political subdivisions have joined, and the last form was received on October 15, 2026. The settlement will be finalized by signature of both parties in the coming weeks.
Once the process of dismissing these settled cases per the Master Settlement Agreements is completed (and if the Maryland settlement agreement in principle is finalized), the Company should be a party to only the following cases in the Opioid MDL:
•5 cases filed by private individual plaintiffs who have asserted claims relating to neonatal abstinence syndrome ("NAS"). Since a requirement by the court in the MDL to file "fact sheets" related to their cases, over 100 plaintiffs have had their cases dismissed or have dismissed their cases against the Company.
•cases filed by one third party payor and one individual plaintiff. In each of these cases the Company is not the only defendant.
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
14. Restructuring
The following table summarizes restructuring activity related to major initiatives as part of Phase I of the Indivior Action Agenda — Generate Momentum for the nine months ended September 30, 2026:

	Contract termination and related expenses, and impairment of long-lived assets	Severance, legal, consulting, and other corporate initiative transition costs	Total
Liability as of December 31, 2025	$18	$36	$54
Restructuring charges	8	8	16
Cash payments	(8)	(31)	(38)
Non-cash charges	(8)	—	(8)
Liability as of September 30, 2026	$10	$13	$23
Cumulative restructuring charges incurred since the inception of the program were $143 million as of September 30, 2026, of which $16 million was recognized during the nine months ended September 30, 2026. $8 million of restructuring charges were recognized within research and development expenses and consisted of the impairment of long-lived assets. The remaining $8 million of restructuring charges were recognized within selling, general and administrative expenses and primarily related to severance, legal, consulting, and other corporate initiative transition costs. During the three months ended September 30, 2026, approximately $2 million of legal, consulting and other costs were recognized, as well as $1 million of severance costs related to an additional ROW market exit. No significant additional costs related to this initiative are expected to be incurred.
During the three months ended June 30, 2026, the Company initiated a restructuring initiative primarily related to the decision to cease Phase 3 development of INDV-6001 and to not advance

Indivior Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in millions, except per share data)
(Unaudited)
INDV-2000 internally. The following table summarizes activity related to this initiative for the nine months ended September 30, 2026:

Severance, legal, consulting, and other corporate initiative transition costs
Liability as of December 31, 2025	$—
Restructuring charges	6
Cash payments	(1)
Non-cash charges	—
Liability as of September 30, 2026	$5
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
15. Subsequent Events

Merger Agreement with Supernus
On October 15, 2026, at a special meeting of Indivior's stockholders, the stockholders approved the issuance of shares of common stock of Indivior (par value $0.001 per share) in connection with the proposed merger. Also on October 15, 2026, Supernus stockholders approved certain proposals related to the merger. These approvals were conditions to the consummation of the merger.
Divestiture
On October 19, 2026, the Company entered into an asset purchase agreement with a third party to divest its SUBUTEX tablet business in France and Germany for $95 million. 90% of the purchase price will be paid at closing, with the balance to be paid upon regulatory approval of the transfer of the relevant marketing authorizations. The Company expects the transaction to close later in 2026, and for the relevant regulatory approvals to be obtained in the first half of 2027. This business contributed less than 4% of the Company’s total net revenues in 2025 with a smaller contribution expected in 2026. Additionally, at closing, the parties will enter into an agreement for the sale of remaining SUBUTEX inventory for the French and German markets upon transfer of the marketing authorizations.

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
Operating Results
Overview
The Company operates as one business segment, which is predominantly the manufacture and sale of buprenorphine-based prescription drugs for the treatment of opioid dependence and OUD. Substantially all of our net revenue was derived from sales of SUBLOCADE and other buprenorphine-based sublingual products (including SUBOXONE Film, SUBOXONE Tablet and SUBUTEX Tablet). SUBLOCADE accounted for 75% and 74% of our net revenue for the three and nine months ended September 30, 2026, respectively, and 70% and 69% for the three and nine months ended September 30, 2025, respectively. Other buprenorphine-based sublingual products accounted for 24% and 25% of our net revenue for the three and nine months ended September 30, 2026 and 26% and 28% of our net revenue for the three and nine months ended September 30, 2025, respectively. SUBOXONE Film had an oral buprenorphine medically assisted treatment (BMAT) average share of approximately 14% and 15% in the three months ended September 30, 2026 and 2025, respectively, according to data from Symphony Health.
Recent developments
On August 1, 2026, the Company entered into an Agreement and Plan of Merger with Supernus. Pursuant to the Merger Agreement, which was approved by Indivior stockholders and Supernus stockholders on October 15, 2026 and, subject to the satisfaction or waiver of other specified closing conditions, the Indivior and Supernus businesses will combine in an all-stock merger of equals. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company's Merger Sub, becoming a wholly-owned subsidiary will merge with and into Supernus, with Supernus continuing as the surviving company and a wholly-owned subsidiary of Indivior. Indivior will change its name to Supernus, Inc. following the transaction. We expect the transaction to close on or about November 2, 2026. For additional discussion of this matter, see Note 1. Business Overview, Basis of Presentation, and Recently Issued Accounting Standards and Note 15. Subsequent Events.
As part of the Indivior Action Agenda, on September 9, 2026 the Company agreed to an early termination of its existing tablet manufacturing agreement and to facilitate transition of tablet production to a new manufacturer in 2027. Cost of goods sold in the three months ended September 30, 2026 includes expense of $7 million associated with this early termination. Tablets are not sold in the United States..
On October 19, 2026, the Company entered into an asset purchase agreement with a third party to divest its SUBUTEX tablet business in France and Germany for $95 million. 90% of the purchase price will be paid at closing, with the balance to be paid upon regulatory approval of the transfer of the relevant marketing authorizations. The Company expects the transaction to close later in 2026, and for the relevant regulatory approvals to be obtained in the first half of 2027. This business contributed less than 4% of the Company’s total net revenues in 2025 with a smaller contribution expected in 2026. Additionally,at closing, the parties will enter into an agreement for the sale of remaining SUBUTEX inventory for the French and German markets upon transfer of the marketing authorizations.
Corporate initiatives during the three months ended September 30, 2026 included severance expense of approximately $3 million.
As disclosed in the second quarter, Indivior ceased Phase 3 development of INDV-6001 and also is not advancing INDV-2000 internally. The Company is not currently pursuing any pipeline activities.
For a discussion of recent developments with respect to litigation, see Item 1. Financial Statements--Note 13. Commitments and Contingencies.
Results of operations
Net revenue
Net revenue growth for the three and nine months ended September 30, 2026 as compared to the same periods of 2025 was primarily driven by sales of SUBLOCADE in the U.S.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
U.S.:
SUBLOCADE*	252	203	24%	707	561	26%
Film/other	53	51	5%	160	157	2%
OPVEE	—	8	(100)%	0	8	(99)%
PERSERIS	2	6	(67)%	12	19	(35)%
Total U.S.	307	267	15%	880	745	18%
Rest of the World	48	47	4%	136	137	—%
Net revenue	$356	$314	13%	$1,016	$881	15%

*Total SUBLOCADE net revenue (U.S. and Rest of World)	$267	$219	22%	$753	$604	25%
Total net revenue increased by $42 million, or 13%, and $134 million, or 15%, in the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025. U.S. net revenue increased by $40 million, or 15%, and $135 million, or 18%, in the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025.
U.S. net revenue. The U.S. is our largest market. Rebates, discounts and returns and other offsets to gross revenues are reflected in net revenue.
U.S. net revenue from SUBLOCADE increased by $49 million, or 24%, and $146 million, or 26%, in the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025. The increases were driven by dispense unit volume growth, gross-to-net benefits and favorable price/mix in both periods. Dispense unit volume grew 17% and 18% in the three and nine months ended

September 30, 2026, respectively, as compared to the corresponding 2025 periods. Approximately 10% of the nine-month increase resulted from favorable gross-to-net adjustments.
U.S. net revenue from other products (including Film) decreased $9 million in the three months ended September 30, 2026, and $11 million in the nine months ended September 30, 2026, compared with the same periods of 2025. The decrease was primarily driven by the discontinuation of marketing activities for OPVEE and PERSERIS. Both periods of 2026 benefited from favorable Film gross-to-net adjustments that may not recur in future periods. Absent these favorable adjustments, US Film net revenue would have decreased by approximately 10% in the nine-month period.
Rest of World net revenue. Rest of World net revenue increased $2 million during three months ended September 30, 2026 and decreased slightly during the nine month period, compared to the same periods of 2025. Revenue in both periods benefited from agreements to provide additional volumes to certain markets ahead of planned market exits. As previously announced, our Rest of World business has been substantially optimized, including having exited several markets. As a result, we expect Rest of World net revenue to decline substantially in future periods.
Estimates, assumptions and judgments applied to determine the provision for rebates, discounts and returns are set out in "Item 8. Financial Statements—Note 2. Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2025.
The following table provides a summary of activities with respect to accrued rebates and product returns and prompt pay discounts for the nine months ended September 30, 2026 and 2025:

Accrued rebates and product returns and prompt pay discounts (in millions)	September 30, 2026	September 30, 2025
Opening balance at January 1	$585	$565
Accruals related to sales made in:
Current period	1,225	1,139
Prior period	(97)	(60)
Payments and credits	(1,161)	(1,028)
Closing balance at end of period	$552	$616
Accrued rebates and product returns include chargebacks as these are paid by Indivior. Prompt pay discounts are recorded as offsets to accounts receivable. Accrued rebates and product returns and prompt pay discounts decreased to $552 million as of September 30, 2026, from $616 million as of September 30, 2025, primarily due to the timing of rebate invoicing, payments and recognition of prior period benefits. A majority of the $97 million prior period benefit relates to Medicaid prior quarter adjustments. An additional one quarter of this benefit results from the receipt of unanticipated prior year refunds. These refunds are not expected to recur in future periods. Other prior period benefits are not expected to occur at a similar magnitude in future periods.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Cost of sales	$51	$83	(39)%	$140	$179	(22)%
Gross margin	86%	73%	12%	86%	80%	7%
Operating expenses:
Selling, general and administrative	119	154	(23)%	364	445	(18)%
Research and development	5	33	(84)%	33	76	(56)%
Litigation settlement expenses(1)	—	—	NM	—	—	NM
Total operating expenses	125	187	(33)%	398	521	(24)%
Loss on debt extinguishment				18	—	NM
Net interest (income) expense	(2)	6	(127)%	2	23	(93)%
Income tax expense	$45	$(5)	NM	$109	$50	NM

Cost of sales. Cost of sales decreased $33 million, or 39%, and $39 million, or 22%, in the three and nine months ended September 30, 2026 as compared to the same periods of 2025. The decrease in both periods was driven by prior year nonrecurring charges, partially offset by $7 million of costs incurred during the three and nine months ended September 30, 2026 related to the early termination of the existing tablet manufacturing agreement as manufacturing activities are transitioned to a new provider. Prior year charges recognized in the three and nine months ended September 30, 2025 included impairment and other costs of $37 million related to the discontinuation of marketing activities for OPVEE. In addition, the nine months ended September 30, 2025 also included a $10 million SUBLOCADE inventory write-down.
Gross margin, which we define as gross profit divided by net revenue, was 86% and 86% in the three and nine months ended September 30, 2026, respectively, as compared to 73% and 80% in the corresponding periods of 2025. The increases in gross margin were primarily driven by SUBLOCADE volume growth and lower cost of sales as described above.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $35 million, or 23%, and $80 million, or 18%, in the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025. The decreases were primarily driven by headcount reductions and other cost savings related to corporate initiatives implemented in 2025 and 2026. Selling, general and administrative expenses included consulting, severance and other costs associated with corporate initiatives of $14 million and $25 million in the three and nine months ended September 30, 2026, respectively, compared to $22 million and $28 million in the prior-year periods.
Research and development expenses. Research and development costs in the three and nine months ended September 30, 2026 decreased by $27 million and $42 million, respectively, as compared to the same periods of 2025. The decrease reflected the cessation of pipeline development activities, including decisions earlier in the year to discontinue Phase 3 development of INDV-6001 and not advance INDV-2000 internally. Real estate consolidation and severance costs of $13 million were recognized in the nine months ended September 30, 2026, compared to $13 million in the three and nine months ended

September 30, 2025. The Company is not currently pursuing any pipeline activities and, as a result, does not expect to incur significant research and development costs in future periods.
Loss on extinguishment of debt. Loss on extinguishment of debt in the nine months ended September 30, 2026 includes $18 million of costs incurred in connection with the full repayment of the Company's Note Purchase Agreement.
Net interest (income) expense. Net interest income was $2 million for the three months ended September 30, 2026 and net interest expense was $2 million for the nine months ended September 30, 2026 as compared to net interest expense of $6 million and $23 million for the three and nine months ended September 30, 2025. The change primarily reflects the lower interest cost of the Convertible Notes compared to the Company's previous Note Purchase Agreement.
Income tax expense. On January 26, 2026, the Company completed a redomiciliation to the United States which resulted in a change in the applicable federal statutory income tax rate from 25% to 21%. Income tax expense of $45 million and $109 million in the three and nine months ended September 30, 2026 resulted in an effective tax rate of 25% and 24%, respectively, primarily driven by foreign earnings taxed at different tax rates, U.K. global minimum top-up tax, state taxes, disallowed expenses, and a write-off of U.K. Net Operating Losses, partially offset by U.K. innovation deductions. Income tax benefit of $5 million and income tax expense of $50 million in the three and nine months ended September 30, 2025, resulted in an effective tax rate of (14%) and 32%, respectively. Both periods benefited from intragroup financing transactions; however, in the nine months ended September 30, 2025 this benefit was fully offset by a tax reserve for an HMRC settlement.
Liquidity and Capital Resources
Overview
The Company's financial condition is summarized as follows:

(In millions)	September 30, 2026	December 31, 2025
Financial assets:
Cash and cash equivalents	$305	$195
Investments - long-term	27	28
Total cash and investments	$332	$222
Debt:
Current portion of long-term debt[1]	$488	$29
Long-term debt, less current portion[1]	$—	$290
1See Current Liabilities below for discussion of balance sheet classification of long-term debt.

Cash flows

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$317	$194
Investing activities	(41)	(42)
Financing activities	$(166)	$(25)
Operating activities
Net cash provided by operating activities was $317 million during the nine months ended September 30, 2026, compared to $194 million in the same period of 2025, an increase of $123 million. Net cash provided by operating activities in the nine months ended September 30, 2026 was driven primarily by cash generated from operations, partially offset by litigation settlement payments of $34 million and the timing of operational payments. Net cash provided by operating activities in the nine months ended September 30, 2025 primarily reflected cash generated from operations.
Investing activities
Net cash used in investing activities was $41 million and $42 million in the nine months ended September 30, 2026 and 2025, respectively, a decrease of $1 million. In both periods, net cash used in investing activities was primarily driven by capital expenditures related to the new Raleigh, North Carolina manufacturing facility.
Approximately $10 million of capital expenditures are expected to be incurred in the fourth quarter of 2026, primarily related to the Raleigh, North Carolina manufacturing facility.
Financing activities
Net cash used in financing activities in the nine months ended September 30, 2026 was $166 million, as compared to $25 million in the same period of 2025. The change was primarily driven by $292 million higher cash outflows for shares repurchased and canceled, partially offset by $151 million of net cash inflows related to the issuance of the Convertible Notes and payoff in full of the previous term loan in the nine months ended September 30, 2026.
During the nine months ended September 30, 2026, the Company successfully completed a $500 million offering of 0.625% Convertible Senior Notes due 2031. A portion of the $500 million proceeds was used to repay in full the $333 million balance of Indivior's original term loan. See Item 1. Financial Statements—Note 8. Debt for more details.
During the nine months ended September 30, 2026, the Company announced a $400 million share repurchase program and purchased 8,638,693 shares for total cash outflows of $300 million. The program runs through mid-2027.
Current Liabilities
Our current liabilities exceed our current assets by $501 million and total liabilities exceed our total assets by $60 million. The working capital deficit reflects the classification of the outstanding principal amount of our Convertible Notes as a current liability. Also, under the terms of the Convertible Notes, the Special Dividend declared on September 16, 2026 gave note holders a temporary right to convert their notes, which required classification of the outstanding principal as current as of September 30, 2026. After the temporary conversion expires, we expect the outstanding principal to be classified as noncurrent as of December 31, 2026, in line with the contractual maturity. We expect to continue to operate with negative working capital in future periods due to the timing of rebate payments relative to collections of accounts receivable.
Capital resources
On September 16, 2026, Indivior declared a special cash dividend in an aggregate amount of $1,000 million, equal to $8.13 per share, which will be payable to (i) holders of record of the issued and outstanding Indivior Common Stock as of the record date of October 30, 2026, and (ii) holders of certain Indivior equity awards outstanding as of such date with respect to the Indivior Common Stock underlying such Indivior equity award, with such Special Dividend to be paid following the Effective Time (the "Special Dividend"). In connection with the Merger Agreement and the Special Dividend, Indivior entered into a commitment letter with Citibank, N.A. pursuant to which Citibank, N.A. has committed to provide, subject to the terms and conditions thereof, a senior secured term loan facility in an aggregate principal amount of $650 million. Proceeds from the senior secured term loan facility, together with cash on hand of the combined company, are expected to be used to fund the Special Dividend. Under certain limited circumstances where debt financing is unavailable, subject to certain additional conditions specified in the Merger Agreement, the Special Dividend would be payable as a combination of a $500 million cash dividend paid in connection with closing and a dividend of a $529 million dividend payment right, to be payable prior to the first anniversary of the closing date. For additional discussion of this matter, see Note 1. Business Overview, Basis of Presentation, and Recently Issued Accounting Standards.
The Company believes its existing cash and cash equivalents and investments together with cash generated from operations and debt will enable its anticipated cash needs to be met, including working capital, capital expenditures, litigation settlement payments, income taxes, debt repayments and other funding requirements, for at least the twelve-month period following the issuance of this Form 10-Q. The Company will need to sustain sales volume performance with no material change in the timing of its collections and rebate payments to maintain necessary liquidity in the near term and to meet our obligations in the long term. The Company is also subject to contingent liabilities as described in Item 1. Financial Statements—Note 13. Commitments and Contingencies.
Capital expenditures
Purchases of property and equipment were $41 million and $42 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s capital expenditures primarily reflect investments in the new Raleigh, North Carolina manufacturing facility for SUBLOCADE.
Contractual obligations
Our contractual obligations as of September 30, 2026 that require material cash requirements in the future consist of debt repayments, litigation settlements, commercial commitments related to contract manufacturing and supply of materials, capital expenditures, and lease and employee-related obligations. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, significant changes to our contractual obligations include the issuance of the 2031 Convertible Senior Notes and repayment of debt under the Note Purchase Agreement, which altered the timing and amounts of future debt repayments. Additionally, corporate initiatives undertaken during the nine months ended September 30, 2026 resulted in lower lease obligations due to real estate consolidation and increased employee-related obligations associated with additional workforce reductions, most of which will be settled within one year.
Critical Accounting Estimates
Our significant accounting policies, which include management’s estimates and judgments, are included in "Item 1. Financial Statements - Note 2 Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2025. No significant changes to our accounting policies occurred during the quarter ended September 30, 2026. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates is included in the Critical Accounting Estimates section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures of Indivior Pharmaceuticals, Inc. were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting ("ICFR", as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
The descriptions of our litigation and regulatory matters, and other matters, contained in Item 1. Financial Statements—Note 13. Commitments and Contingencies are incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by Part II, Item 1A, Risk Factors, of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, and the Company's definitive joint proxy statement/prospectus filed with the SEC on September 11, 2026, as supplemented October 6, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Shares of common stock repurchased by the Company during the quarter ended September 30, 2026, were as follows:

Period	Total Number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
July 2026	—	—	—	$100
August 2026	—	—	—	$100
September 2026	—	—	—	$100
(1)Amounts in this column are in millions. In February 2026, the Board of Directors authorized a share repurchase program of up to $400 million. During the quarter ended March 31, 2026, the Company repurchased $125 million of common stock under the program, leaving $275 million available as of March 31, 2026. During the quarter ended June 30, 2026, the Company repurchased an additional $175 million of common stock pursuant to an accelerated share repurchase agreement under the program. As of September 30, 2026, $100 million remained available for future repurchases under the program.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
See Exhibit Index below.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 1, 2026, by and among Indivior, Merger Sub and Supernus (incorporated by reference to Exhibit 2.1 to current report on Form 8-K filed August 3, 2026).
3.1	Certificate of Incorporation of Indivior Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed January 26, 2026).
3.2	Bylaws of Indivior Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed January 26, 2026).
10.1
Deed of Variation and Termination effective September 9, 2026 between Indivior UK Limited and Reckitt Benckiser Healthcare (UK) Limited (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 15, 2026).

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
October 29, 2026